Form 10-Q
period 2008-07-31
ZAPNAPS, INC.
filed 2008-09-12
CIK 1439446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-152355

ZAPNAPS, INC.

(Exact name of registrant as specified in its charter)

Nevada         26-1250093

(State of or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

112 North Curry Street, Carson City	89703

(Address of principal executive offices)                                          (Zip Code)

(775) 321-8253

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐              Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2008, the registrant had 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

ZAPNAPS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2008

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.

( 2667 Camino Del Rio S. Plaza B( San Diego( CALIFORNIA 92108-3707(

( TELEPHONE (866)573-5910 ( FAX (858) 761-0341

( FAX (858) 764-5480 ( E-MAIL changgpark@gmail.com

To the Board of Directors of

Zapnaps, Inc.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheet of Zapnaps, Inc. (A Development Stage Company) as of July 31, 2008, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the three months and six months ended July 31, 2008; and for the period from October 10, 2007 (inception) through July 31, 2008. All information included in these financial statements is the representation of the management of Zapnaps, Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management’s plans in regard to its current status are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA

____________________________

Chang G. Park, CPA

September 2, 2008

San Diego, California

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

ZAPNAPS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	July 31, 2008 (Unaudited)	January 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 3,574	$ 9,800
Total current assets	3,574	9,800

Total Assets	$ 3,574	$ 9,800

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 6,000 1,213	$ 3,000 1,213
Total current liabilities	7,213	4,213
Total Liabilities	$ 7,213	$ 4,213

STOCKHOLDER’S EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares of common stock as of July 31 and January 31, 2008	10,000	10,000
Deficit accumulated during the development stage	(13,639)	(4,413)

Total stockholder’s equity (deficit)	(3,639)	5,587

Total liabilities and stockholder’s equity (deficit)	$ 3,574	$ 9,800

See accompanying Notes to Financial Statements

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended July 31, 2008	Six months Ended July 31,2008	October 10, 2007 (inception) to July 31, 2008
REVENUE
Revenue	$ -	$ -	$ -

EXPENSES

Office and general	$ (20)	$ (20)	$ (1,433)
Professional fees	(5,206)	(9,206)	(12,206)
Total General & Administration Expenses	(5,226)	$ (9,226)	$ (13,639)

NET LOSS	$ (5,226)	$ (9,226)	$ (13,639)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	10,000,000

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FROM October 10, 2007 (Inception) TO July 31, 2008

	Common Stock		Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, October 10, 2007	-	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share December 3, 2007	10,000,000	10,000	-	10,000
Net loss year ended January 31, 2008			(4,413)	(4,413)

Balance, January 31, 2008	10,000,000	$ 10,000	$ (4,413)	$ 5,587

Net loss, six months ended July 31, 2008			(9,226)	$ (9,226)

Balance, July 31, 2008 (Unaudited)	10,000,000	$ 10,000	$ (13,639)	$ (3,639)

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended July 31, 2008	Six months ended July 31, 2008	October 10, 2007 (date of inception) to July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,226)	$ (9,226)	$ (13,639)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(1,000)	3,000	6,000
Increase in shareholder loan	-	-	1,213

NET CASH USED IN OPERATING ACTIVITIES	(6,226)	(6,226)	(6,426)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH PROVIDED BY FINANCING ACTIVITIES	-		-
		-
Proceeds from sale of common stock	-	-	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	10,000

NET INCREASE (DECREASE) IN CASH	(6,226)	(6,226)	3,574

CASH, BEGINNING OF PERIOD	9,800	9,800	-

CASH, END OF PERIOD	$ 3,574	$ 3,574	$ 3,574

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Zapnaps, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $13,639. The Company was incorporated on October 10, 2007 in the State of Nevada and established a fiscal year end of January 31. The Company is a development stage enterprise organized to produce and distribute mini paper towels for use in the automotive industry.

The financial information is audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of July 31, 2008 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

Going concern

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of July 31, 2008, the Company had issued 10,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $10,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes” and clarified by FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated  income  statement is  presented by requiring consolidated net

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 – INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of July 31, 2008 the Company had net operating loss carry forwards of approximately $13,639 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 5 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of July 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2008

NOTE 6 – RELATED PARTY TRANSACTIONS

As of July 31, 2008, the balance of the Company received advances from a Director in the amount of $1,213 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 7– STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of July 31, 2008:

•	Common stock, $0.001 par value: 75,000,000 shares authorized: 10,000,000 shares issued and outstanding

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

ZAPNAPS, INC. (“ZapNaps, “we”, “the company”) was incorporated in the State of Nevada as a for-profit company on October 10, 2007 and established a fiscal year end of January 31. We are a development-stage company that intends to produce and distribute a mini paper towel designed to be used inside the car with convenience, accessibility and a unique wet/dry cleaning combination.

Our product will be sold with a scented mini spray cleaning solution, designed to keep the inside of vehicles clean and with a long-lasting perfume.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended July 31, 2008 we had $3,574 of cash on hand. We incurred operating expenses in the amount of $5,226 in the quarter ended July 31, 2008. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 3,000,000 of or our common stock for sale to the public. Our registration statement became effective on August 8, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of July 31, 2008 we have raised $10,000 from the sales of our common stock.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If ZapNaps is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in ZapNaps having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because ZapNaps is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If ZapNaps cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in ZapNaps common stock would lose all of their investment.

Over the 12 month period after the termination of the sales of the Company’s shares through the Form S-1, we expect to have raised enough capital in order to successfully complete the following Plan of Operations to start our business activities. The first stage of our operations over this period will be the production of samples. We expect to complete this step within 75 days of the effective date of this registration statement.

The second stage will be dedicated to the development of our company’s website and start the research of auto trade shows events. We expect to completely develop the website in 120 days of the effective date of this registration statement.

The third stage will be our Marketing and Sales campaign: the exposition in Auto Trade Shows and TV Advertisement. We expect to complete this stage within 270 days of the effective date of this registration statement.

The last stage consists in the initial mass production and distribution of our products. We expect to be fully operational within 360 days of the effective date of this registration statement.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Off Balance Sheet Arrangement

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan. Our President, Peggy Irene Lalor has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mrs. Lalor expression is neither a contract nor agreement between her and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of July 31, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as July 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Financial Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1] Incorporated by reference from the Company’s filing with the Commission on July 23, 2008.

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAPNAPS, INC.

BY:	/s/ Peggy Irene Lalor

Peggy Irene Lalor

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated: September 11, 2008