Form 10-Q
period 2008-10-31
ZAPNAPS, INC.
filed 2008-12-17
CIK 1439446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                          Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2008, the registrant had 10,234,000 shares of common stock, $0.001 par value, issued and outstanding.

ZAPNAPS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2008

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ZAPNAPS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	October 31, 2008 (Unaudited)	January 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 6,149	$ 9,800

Total current assets	6,149	9,800

Total Assets	$ 6,149	$ 9,800

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 6,000	$ 3,000
Due to related party	1,213	1,213
Total current liabilities	7,213	4,213
Total Liabilities	$ 7,213	$ 4,213

STOCKHOLDER’S EQUITY (DEFICIT)
Capital stock
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,234,000 shares and 10,000,000 shares of common stock as PIC 2008 (275of October 31 and January 31, 2008	10,234	10,000
Additional Paid-in Capital	5,616	-
Deficit accumulated during the development stage	(16,914)	(4,413)

Total stockholder’s equity (deficit)	(1,064)	5,587

Total liabilities and stockholder’s equity (deficit)	$ 6,149	$ 9,800

See accompanying Notes to Financial Statements

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended October 31, 2008	Nine months Ended October 31, 2008	October 10, 2007 (inception) to October 31, 2008
REVENUE
Revenue	$ -	$ -	$ -

EXPENSES

Office and general	$ -	$ (20)	$ (1,433)
Professional fees	(3,275)	(12,481)	(15,481)
Total General & Administration Expenses	(3,275)	$ (12,501)	$ (16,914)

NET LOSS	$ (3,275)	$ (12,501)	$ (16,914)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,102,043	10,034,138

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FROM October 10, 2007 (Inception) TO October 31, 2008

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, October 10, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share December 3, 2007	10,000,000	10,000	-	-	10,000
Net loss year ended January 31, 2008				(4,413)	(4,413)

Balance, January 31, 2008	10,000,000	$ 10,000	$ -	$ (4,413)	$ 5,587

Common stock issued for cash at $0.025	234,000	234	5,616	-	5,850
Net loss, nine months ended October 31, 2008				(12,501)	(12,501)

Balance, October 31, 2008 (Unaudited)	10,234,000	$ 10,234	$ 5,616	$ (16,914)	$ (1,064)

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31, 2008	Nine months ended October 31, 2008	October 10, 2007 (date of inception) to October 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,275)	$ (12,501)	$ (16,914)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	-	3,000	6,000
Increase in shareholder loan	-	-	1,213

NET CASH USED IN OPERATING ACTIVITIES	(3,275)	(9,501)	(9,701)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH PROVIDED BY FINANCING ACTIVITIES	-		-
		-
Proceeds from sale of common stock	5,850	5,850	15,850

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,850	5,850	15,850

NET INCREASE (DECREASE) IN CASH	2,575	(3,651)	6,149

CASH, BEGINNING OF PERIOD	3,574	9,800	-

CASH, END OF PERIOD	$ 6,149	$ 6,149	$ 6,149

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

October 31, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Zapnaps, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $16,914. The Company was incorporated on October 10, 2007 in the State of Nevada and established a fiscal year end of January 31. The Company is a development stage enterprise organized to produce and distribute mini paper towels for use in the automotive industry.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2008 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

Going concern

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of October 31, 2008, the Company had issued 10,000,000 Founder’s shares at $0.001 per share and 234,000 common shares @$0.025 for net funds to the Company of $5,850.

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

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

October 31 2008

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

SFAS 160 - In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

October 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

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

NOTE 4 – INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of October 31, 2008 the Company had net operating loss carry forwards of approximately $16,914 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 5 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of October 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

October 31, 2008

NOTE 5 – STOCK TRANSACTIONS (continued)

During September and October 2008, the Company issued 234,000 common shares at $0.025 per share for $5,850.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of October 31, 2008, the balance of the Company received advances from a Director in the amount of $1,213 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 7– STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of October 31, 2008:

•	Common stock, $0.001 par value: 75,000,000 shares authorized: 10,234,000 shares issued and outstanding

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

Overview

ZAPNAPS, INC. ("ZapNaps", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on October 10, 2007. ZapNaps is a development-stage company organized to produce and distribute a mini paper towel that Velcro into cars and small spaces. Our product will be convenient, accessible and will present a unique wet/dry cleaning combination because it will come with a scented mini spray cleaning solution, designed to keep the inside of the vehicles clean and with a long-lasting perfume.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended October 31, 2008 we had $6,149 of cash on hand. We incurred operating expenses in the amount of $3,275 in the quarter ended October 31, 2008. These operating expenses were comprised of professional fees.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 3,000,000 of or our common stock for sale to the public. Our registration statement became effective on August 8, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of October 31, 2008 we have raised $15,850 from the sales of our common stock.

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

To date, we have not generated enough funds to implement our business plan. Over the next 12 month period after the termination of the sales of the Company’s shares through the Form S-1, we expect to have raised enough capital in order to successfully complete the following Plan of Operations to start our business activities. The first stage of our operations over this period will be the production of samples. We expect to complete this step within 75 days after the termination of the sales of the Company’s shares through the Form S-1.

The second stage will be dedicated to the development of our company’s website and start the research of auto trade shows events. We expect to completely develop the website in 120 days after the termination of the sales of the Company’s shares through the Form S-1.

The third stage will be our Marketing and Sales campaign: the exposition in Auto Trade Shows and TV Advertisement. We expect to complete this stage within 270 days after the termination of the sales of the Company’s shares through the Form S-1.

.

The last stage consists in the initial mass production and distribution of our products. We expect to be fully operational within 360 days after the termination of the sales of the Company’s shares through the Form S-1.

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

As of October 31, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as October 31, 2008 and communicated the matters to our management.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.2	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on October 25, 2007.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAPNAPS, INC.

BY:	/s/ Peggy Irene Lalor

Peggy Irene Lalor

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated: December 12, 2008