Form 10-K
period 2009-01-31
ZAPNAPS, INC.
filed 2009-03-06
CIK 1439446

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 333-152355

Zapnaps, Inc.

(Exact name of registrant as specified in its charter)

Nevada                   26-1250093

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

112 North Curry Street, Carson City                                89703

(Address of principal executive offices)                           (Zip Code)

Registrant’ telephone number including area code (775)321-8253

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.                                                             Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                    Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                              |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                               Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                Yes |X] No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of January 31, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $13,750.

TABLE OF CONTENTS

                                     Page
                          Number

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	4

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	22

PART 1

Item 1: Business

Overview

ZAPNAPS, INC. (“ZapNaps”, "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on October 10, 2007. ZapNaps is a development-stage company organized to produce and distribute a mini paper towel that Velcro into cars and small spaces. Our product will be convenient, accessible and will present a unique wet/dry cleaning combination because it will come with a scented mini spray cleaning solution, designed to keep the inside of the vehicles clean and with a long-lasting perfume.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

General

ZAPNAPS, INC.’s intend to produce a product called ZapNaps, which is a multi-purpose mini paper towel specially designed to be used inside the vehicles and small spaces. Because of its reduced size and the fact that it can be fixed anywhere with a Velcro system, it is always accessible whenever needed, even while driving. ZapNaps can be used either dry or wet in any cleaning need. It will come with a mini spray that contains a very powerful scented cleaning solution which also acts as an air purifier with its long-lasting perfume.

Our marketing campaign will include: ZapNaps Exposition in Auto Trade Shows, where we will distribute some samples and do demonstrations; advertisement in television and marketing online through our website.

We have not yet entered into any agreements to manufacture our products yet.

Our president and director has invested $10,000 in the Company. A total of 32 other investors have invested a further $13, 750 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

To date, we have not generated enough funds to implement our business plan. Over the next 12 month period, we expect to raise enough capital in order to successfully complete the following Plan of Operations to start our business activities. The first stage of our operations over this period will be the production of samples. We expect to complete this step within 75 days after we raise enough capital.

The second stage will be dedicated to the development of our company’s website and start the research of auto trade shows events. We expect to completely develop the website in 120 days after we raise enough capital.

The third stage will be our Marketing and Sales campaign: the exposition in Auto Trade Shows and TV Advertisement. We expect to complete this stage within 270 days after we raise enough capital.

The last stage consists in the initial mass production and distribution of our products. We expect to be fully operational within 360 days after raising enough capital to complete this Plan of Operations.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and the Company has no current material commitments.

The Company has raised $13,350 in cash to initiate its business plan through the sale of its common stock. The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan. If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum. We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry Street, Carson City, 89703.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of January 31, 2009 the Company had thirty-three (33) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report..

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our January 31, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2009 Audited Financial Statements - Auditors Report.”

As of January 31, 2009, ZapNaps had $8,636 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If ZapNaps is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in ZapNaps having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because ZapNaps is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If ZapNaps cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in ZapNaps common stock would lose all of their investment.

ZapNaps does not anticipate obtaining any further products or services..

We did not generate any revenue during the fiscal year ended January 31, 2009. As of the fiscal year ended January 31, 2009 we had $8,636 of cash on hand in the bank. We incurred operating expenses in the amount of $18,914 in the fiscal year ended January 31, 2009. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $23,327.

ZapNaps has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $70,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. The officer and director, Peggy Lalor has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

ZAPNAPS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph.D.

 2667 CAMINO DEL RIO S. PLAZA B  /  SAN DIEGO  /  CALIFORNIA 92108-3707

 TELEPHONE (858) 722-5953  / FAX (858) 761-0341 / FAX (858) 433-2979

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Zapnaps, Inc.

We have audited the accompanying balance sheets of Zapnaps, Inc. (A Development Stage “Company”) as of January 31, 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended January 31, 2009, and for the period from October 10, 2007 (inception) to January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zapnaps, Inc. as of January 31. 2009, and the result of its operations and its cash flows for the year ended and for the period from October 10, 2007 (inception) to January 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park

____________________

CHANG G. PARK, CPA

March 3, 2009

San Diego, CA

ZAPNAPS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	January 31, 2009	January 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 8,636	$ 9,800
Total current assets	8,636	9,800

Total Assets	$ 8,636	$ 9,800

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,000	$ 3,000
Due to related party	1,213	1,213
Total current liabilities	8,213	4,213
Total Liabilities	$ 8,213	$ 4,213

STOCKHOLDER’S EQUITY (DEFICIT)
Capital stock
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,550,000 shares and 10,000,000 shares of common stock as of January 31, 2009 and January 31, 2008	10,550	10,000
Additional Paid-in Capital	13,200	-
Deficit accumulated during the development stage	(23,327)	(4,413)

Total stockholder’s equity (deficit)	423	5,587

Total liabilities and stockholder’s equity (deficit)	$ 8,636	$ 9,800

See accompanying Notes to Financial Statements

ZAPNAPS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended January 31, 2009	Year Ended January 31, 2008	October 10, 2007 (inception) to January 31, 2009
REVENUE
Revenue	$ -	$ -	$ -

EXPENSES

Office and general	$ 1,155	$ 1,413	$ 2,568
Professional fees	17,759	3,000	20,759
Total General & Administration Expenses	18,914	$ 4,413	$ 23,327

NET LOSS	$ (18,914)	$ (4,413)	$ (23,327)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$ (0.00)	$ (0.00)

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FROM OCTOBER 10, 2007 (Inception) TO JANUARY 31, 2009

			Additional	Deficit
			Paid-in	Accumulated
			Capital	During the
	Common Stock			Development
	Number of Shares	Amount		Stage	Total

Balance, October 10, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for
cash at $0.01 per share
December 3, 2007	10,000,000	10,000	-	-	10,000

Net loss year ended
January 31, 2008				(4,413)	(4,413)

Balance, January 31, 2008	10,000,000	$ 10,000	$ -	$ (4,413)	$ 5,587

Common stock issued for
cash at $0.025	550,000	550	13,200	-	13,750

Net loss, year ended
January 31, 2009				(18,914)	(18,914)

Balance, January 31, 2009	10,550,000	$ 10,550	$ 13,200	$ (23,327)	$ 423

See accompanying Notes to Financial Statement

ZAPNAPS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended January 31, 2009	Year ended January 31, 2008	October 10, 2007 (date of inception) to January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,914)	$ (4,413)	$ (23,327)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	4,000	3,000	7,000

NET CASH USED IN OPERATING ACTIVITIES	(14,914)	(1,413)	(16,327))

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-

Increase in shareholder loan	-	1,213	1,213
Proceeds from sale of common stock	13,750	10,000	23,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,750	11,213	24,963

NET INCREASE (DECREASE) IN CASH	(1,164)	9800	8,636

CASH, BEGINNING OF THE YEAR	9,800	-	-

CASH, END OF THE YEAR	$ 8,636	$ 9,800	$ 8,636

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Zapnaps, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $23,327. The Company was incorporated on October 10, 2007 in the State of Nevada and established a fiscal year end of January 31. The Company is a development stage enterprise organized to produce and distribute mini paper towels for use in the automotive industry..

The financial information is Audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

Going concern

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of January 31, 2009, the Company had issued 10,000,000 Founder’s shares at $0.001 per share and 550,000 common shares @$0.025 for net funds to the Company of $23,750.

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

January 31 2009

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Audited)

January 31 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

NOTE 4 – INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of January 31, 2009 the Company had net operating loss carry forwards of approximately $23,327 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 5 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Audited)

January 31 2009

NOTE 5 – STOCK TRANSACTIONS (Continued)

As of January 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

From September to December, 2008, the Company issued 550,000 shares of the common stock at $0.025 per share for $13,750.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of January 31, 2009, the balance of the Company received advances from a Director in the amount of $1,213 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 7– STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of January 31, 2009:

•	Common stock, $0.001 par value: 75,000,000 shares authorized: 10,550,000 shares issued and outstanding

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Chang G. Park, CPA, Ph. D. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer. Based on that Evaluation she concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of January 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of January 31, 2009 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole director serves until her successor is elected and qualified. Our sole officer is elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our sole officer and director.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)
Peggy Irene Lalor	50	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held her offices/positions since inception of our company and is expected to hold her offices/positions at least until the next annual meeting of our stockholders. Directors receive no compensation for serving on the Board of Directors

Background of officers and Directors

Peggy Irene Lalor

Peggy Irene Lalor is a leader who quickly gains respect and confidence of people allowing her to generate enthusiasm, motivate, communicate, persuade as well as be persuaded. She is independent, a self starter, who enjoys being part of a team, can delegate, make decisions, is receptive to change, questions the status quo and able to see the big picture with a fresh perspective to find innovative solutions. She is a visionary who has the unique ability to pull the required resources together to bring a vision to life. She is an entrepreneur who is attracted to challenging assignments in expanding new markets and would like work in Sales/Marketing/ Business Development.

Business Development/Sales & Marketing Experience

2004 - Present

Marketing Director for United Equities in Calgary, AB. Plan and oversee marketing & sales management for several companies including: ALW Canada/hotelwaterparks.com - a manufacturer and designer of Waterslides & Waterparks for hotels and amusement parks, Talent Rock Holdings – an internet based business attracting actors, singers, dancers & models to connect with agents, managers & recording studios through web hosting sites and events in world class resorts. Peggy is a partner in the creation, development and funding of a new style destination resort “Xventure Resorts” offering the thrill and adrenaline rush of extreme adventure sports in a safe and controlled environment, combined with an extreme "X2O" water park and surrounded by healthy lifestyle choices.

1995 - 2004

Developed and owned the largest outdoor sports and music festival in the U.S. which was created to promote the Columbia River Gorge, Oregon. This 8 day event began in 1996 and ran for 7 years attracting world class athletes and media from around the world. The Gorge Games grew to a $2.7 million annual budget (sponsor generated), $200,000 prize money, aired nationally on NBC Sports, Outdoor Life Network and in 20+ countries worldwide. As visionary/owner/developer, Peggy Lalor created partnerships, hired & managed staff, built a brand through broad marketing initiatives in a variety of media partnerships, sold million dollar sponsorships, managed legal issues, financial budgets, community and industry relations.

Other Entrepreneurial Pursuits from 1986 - Present

Created concept, built prototype and established manufacturing, of a miniature paper towel roll and spray cleaner that Velcro into cars and small spaces called ZapNaps.

Designed and manufactured a line of unique floatable swimsuits for children called Float-eez. Trademarked, created packaging and sold to major department store before abandoning project because of liability issues.

Designed small boat that worked in five different modes; windsurfer, sailing dingy, rowing shell, paddle and motor boat called “Take-5”. Now marketed by Dreams Away Leisure Products, Vancouver BC. 1990

Created and marketed a unique style of beach shorts made of soft cotton flannel named “Fresh Bags”. The brand was a hot selling item in windsurfing community and the rights were sold to Bare Wetsuits of Vancouver BC in 1988.

Designed, sewed and marketed Windsurfing accessories for Dakine Hawaii – inventing the most widely used harness today – the waist harness.

Education

•	Georges Vanier Secondary School, Willowdale Ontario – graduated Grade 13
•	University of Waterloo, Studied economics 2.0 years, Waterloo Ontario
•	University of Oregon, lectured MBA & exec MBA Students on Sports Marketing

Other Affiliations & Awards

•	Gene Leo Memorial Award – Oregon’s Governor’s Award for Tourism (2000)
•	Earth Service Award – Presented by Claes Nobel of the Nobel Prize Family (1998)
•	Created Columbia Gorge Windsurfing Assoc. – served as executive director (’92-96)
•	Elected representative of Hood River Port Commission 1999
•	Driving force behind building 2 BMX courses & Skate Park for kids in HR community
•	Coach of Cooper Spur Ski Race Club (5 years)
•	Cellist in the Columbia Gorge Symphony (6 years)
•	Ranked in the top 5 pro women wave sailors in the world (Windsurfing in surf) (1983-86)

Mrs. Lalor is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Zapnaps, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11. Executive Compensation.

Our current executive officer and director has not and do not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer and director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Peggy Lalor, #80-2256 29th ST NE Calgary, AB CANADA T1Y 7G4	10,000,000	94.78%
	All Beneficial Owners as a Group (1 person)	10,000,000	94.78%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by her will be available for any specific length of time in the future. Mrs. Lalor anticipates devoting at a minimum of ten to fifteen percent of her available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by Chang G. Park, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's SEC filings is as follows: 2008: $10,000; and 2007: $0.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Chang G. Park, CPA that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Chang G. Park, CPA for tax compliance, tax advice, and tax planning is as follows: 2008: $0 and 2007: $0.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by Chang G. Park, CPA other than the services reported above: $0.

The Company's Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant in 2008.

PART IV

ITEM 15. EXHIBITS

23.1     Consent of Chang G. Park, CPA, Ph. D.,

31.1      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1      Section 1350 Certification of Chief Executive Officer

32.2      Section 1350 Certification of Chief Financial Officer **

* Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zapnaps, Inc.

BY: /s/ Peggy Irene Lalor

Peggy Irene Lalor

President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and Director

Dated: March 4, 2009