Form 10-Q
period 2009-07-31
ZAPNAPS, INC.
filed 2009-08-31
CIK 1439446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2009, the registrant had 10,550,000 shares of common stock, $0.001 par value, issued and outstanding.

ZAPNAPS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ZAPNAPS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	July 31, 2009 (Unaudited)	January 31, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 1,804	$ 8,636
Total current assets	1,804	8,636

Total Assets	$ 1,804	$ 8,636

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,500	$ 7,000
Due to related party	1,213	1,213
Total current liabilities	8,713	8,213
Total Liabilities	$ 8,713	$ 8,213

STOCKHOLDER’S EQUITY (DEFICIT)
Capital stock
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,550,000 shares of common stock as of July 31, 2009 and January 31, 2009	10,550	10,550
Additional Paid-in Capital	13,200	13,200
Deficit accumulated during the development stage	(30,659)	(23,327)

Total stockholder’s equity (deficit)	(6,909)	423

Total liabilities and stockholder’s equity (deficit)	$ 1,804	$ 8,636

See accompanying Notes to Financial Statements

ZAPNAPS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008	October 10, 2007 (inception) to July 31, 2009
REVENUE
Revenue	$ -	$ -	$ -	$ -	$ -

EXPENSES
Office and general	$ 28	$ 20	$ 832	$ 20	$ 3,400
Professional fees	3,500	5,206	6,500	9,206	27,259
Total General &
Administrative Expenses	3,528	5,226	7,332	9,226	30,659

NET LOSS	$ (3,528)	$ (5,226)	$ (7,332)	$ (9,226)	$ (30,659)

BASIC NET LOSS
PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	10,550,000	10,000,000	10,550,000	10,000,000

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FROM OCTOBER 10, 2007 (Inception) TO JULY 31, 2009

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, October 10, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share December 3, 2007	10,000,000	10,000	-	-	10,000
Net loss year ended January 31, 2008	-	-	-	(4,413)	(4,413)

Balance, January 31, 2008	10,000,000	$ 10,000	$ -	$ (4,413)	$ 5,587

Common stock issued for cash at $0.025	550,000	550	13,200	-	13,750
Net loss, year ended January 31, 2009	-	-	-	(18,914)	(18,914)

Balance, January 31, 2009	10,550,000	$ 10,550	$ 13,200	$ (23,327)	$ 423

Net loss, six months ended July 31, 2009	-	-	-	(7,332)	(7,332)

Balance, July 31, 2009 (Unaudited)	10,550,000	$ 10,550	$ 13,200	$ (30,659)	$ (6,909)

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended July 31, 2009	Six months ended July 31, 2008	October 10, 2007 (date of inception) to July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,332)	$ (9,226)	$ (30,659)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	500	3,000	7,500

NET CASH USED IN OPERATING ACTIVITIES	(6,832)	(6,226)	(23,159)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-

Increase in shareholder loan	-	-	1,213
Proceeds from sale of
common stock	-	-	23,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	24,963

NET INCREASE (DECREASE) IN CASH	(6,832)	(6,226)	1,804

CASH, BEGINNING OF PERIOD	8,636	9,800	-

CASH, END OF PERIOD	$ 1,804	$ 3,574	$ 1,804

Supplemental cash flow information and non-cash financing activities:
Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

July 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Zapnaps, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $30,659. The Company was incorporated on October 10, 2007 in the State of Nevada and established a fiscal year end of January 31. The Company is a development stage enterprise organized to produce and distribute mini paper towels for use in the automotive industry.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of July 31, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

Going concern

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of July 31, 2009, the Company had issued 10,000,000 Founder’s shares at $0.001 per share and 550,000 common shares @$0.025 for net funds to the Company of $23,750.

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

July 31, 2009

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

July 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

NOTE 4 – INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of July 31, 2009 the Company had net operating loss carry forwards of approximately $30,659 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

July 31, 2009

NOTE 5 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of July 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

From September to December, 2008, the Company issued 550,000 shares of the common stock at $0.025 per share for $13,750.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of July 31, 2009, the balance of the Company received advances from a Director in the amount of $1,213 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 7– STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of July 31, 2009:

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

Overview

            ZapNaps, Inc. ("ZapNaps", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on October 10, 2007. ZapNaps is a development-stage company established to produce and distribute a mini paper towel designed to be used inside the car with convenience, accessibility and a unique wet/dry cleaning combination.

Our product will be sold with a scented mini spray cleaning solution, designed to keep the inside of vehicles clean and with a long-lasting perfume.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended July 31, 2009 we had $1,804 of cash on hand. We are a development stage company, and we have no revenue for the quarter ended July 31, 2009 and 2008. The operating expenses for the six months ended July 31, 2009 and 2008 were $3,804 and $5,226. We incurred operating expenses in the amount of $30,659 from reception date to July 31, 2009. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 3,000,000 of or our common stock for sale to the public. Our registration statement became effective on August 08, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of July 31, 2009 we have raised $23,750 from the sales of our common stock.

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

The first stage of our operations over this period will be the production of samples. We expect to complete this step within 75 days after we raise enough funds.

The second stage will be dedicated to the development of our company’s website and start the research of auto trade shows events. We expect to completely develop the website in 120 days after we raise enough funds.

The third stage will be our Marketing and Sales campaign: the exposition in Auto Trade Shows and TV Advertisement. We expect to complete this stage within 270 days after we raise enough funds.

The last stage consists in the initial mass production and distribution of our products. We expect to be fully operational within 360 days after raising enough funds to complete this Plan of Operations.

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

As of July 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our  internal control  over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as July 31, 2009 and communicated the matters to our management.

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

Dated: August 31, 2009