Form 10-Q
period 2009-10-31
ZAPNAPS, INC.
filed 2009-12-07
CIK 1439446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-152355

ZapNaps, Inc.
(Exact name of registrant as specified in its charter)

Nevada			26-1250093
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
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

Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐			Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)			Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2009, the registrant had 10,550,000 shares of common stock, $0.001 par value, issued and outstanding.

ZAPNAPS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ZAPNAPS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	October 31, 2009 (Unaudited)	January 31, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 1,334	$ 8,636
Total current assets	1,334	8,636

Total Assets	$ 1,334	$ 8,636

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 11,000	$ 7,000
Due to related party	1,213	1,213
Total current liabilities	12,213	8,213
Total Liabilities	$ 12,213	$ 8,213

STOCKHOLDER’S EQUITY (DEFICIT)
Capital stock
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,550,000 shares of common stock as of October 31, 2009 and January 31, 2009	10,550	10,550
Additional Paid-in Capital	13,200	13,200
Deficit accumulated during the development stage	(34,629)	(23,327)

Total stockholder’s equity (deficit)	(10,879)	423

Total liabilities and stockholder’s equity (deficit)	$ 1,334	$ 8,636

See accompanying Notes to Financial Statements

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008	October 10, 2007 (inception) to October 31, 2009
REVENUE
Revenue	$ -	$ -	$ -	$ -	$ -

EXPENSES

Office and general	$ 329	$ -	$1,161	$ 20	$ 3,729
Professional fees	3,641	3,275	10,141	12,481	30,900
Total General & Admin. Expenses	3,970	3,275	11,302	12,501	34,629

NET LOSS	$ (3,970)	$ (3,275)	$ (11,302)	$ (12,501)	$ (34,629)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,550,000	10,102,043	10,550,000	10,034,138

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FROM OCTOBER 10, 2007 (Inception) TO OCTOBER 31, 2009

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, October 10, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share December 3, 2007	10,000,000	10,000	-	-	10,000
Net loss year ended January 31, 2008				(4,413)	(4,413)

Balance, January 31, 2008	10,000,000	$ 10,000	$ -	$ (4,413)	$ 5,587

Common stock issued for cash at $0.025	550,000	550	13,200	-	13,750
Net loss, year ended January 31, 2009				(18,914)	(18,914)

Balance, January 31, 2009	10,550,000	$ 10,550	$ 13,200	$ (23,327)	$ 423

Net loss, nine months ended October 31, 2009				(11,302)	(11,302)

Balance, October 31, 2009 (Unaudited)	10,550,000	$ 10,550	$ 13,200	$ (34,629)	$ (10,879)

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended October 31, 2009	Nine months ended October 31, 2008	October 10, 2007 (date of inception) to October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,302)	$ (12,501)	$ (34,629)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	4,000	3,000	11,000

NET CASH USED IN OPERATING ACTIVITIES	(7,302)	(9,501)	(23,629)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-

Increase in shareholder loan	-	-	1,213
Proceeds from sale of common stock	-	5,850	23,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,850	24,963

NET INCREASE (DECREASE) IN CASH	(7,302)	(3,651)	1,334

CASH, BEGINNING OF PERIOD	8,636	9,800	-

CASH, END OF PERIOD	$ 1,334	$ 6,149	$ 1,334

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Zapnaps, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $34,629. The Company was incorporated on October 10, 2007 in the State of Nevada and established a fiscal year end of January 31. The Company is a development stage enterprise organized to produce and distribute mini paper towels for use in the automotive industry.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

Going concern

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of October 31, 2009, the Company had issued 10,000,000 Founder’s shares at $0.001 per share and 550,000 common shares at $0.025 per share for net funds to the Company of $23,750.

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

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

October 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued ASC 718 and 505 “Share Based Payment.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted ASC 718 and 505 upon creation of the company and expenses share based costs in the period incurred.

Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of ASC 825 and ASC 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740 for reporting purposes. As of October 31, 2009 the Company had net operating loss carry forwards of approximately $34,629 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

NOTE 5 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of October 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

From September to December, 2008, the Company issued 550,000 shares of the common stock at $0.025 per share for $13,750.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of October 31, 2009, the balance of the Company received advances from a Director in the amount of $1,213 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 7– STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of October 31, 2009:

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

Overview

ZapNaps, Inc. ("ZapNaps", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on October 10, 2007. The Company is a development stage company established to produce and distribute a mini paper towel designed to be used inside the car with convenience, accessibility and a unique wet/dry cleaning combination.

Our product will be sold with a scented mini spray cleaning solution, designed to keep the inside of vehicles clean and with a long-lasting perfume.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended October 31, 2009 we had $1,334 of cash on hand. We incurred operating expenses in the amount of $3,970 in the quarter ended October 31, 2009. These operating expenses were comprised of professional fees and office and general expenses.

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

As of October 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as October 31, 2009 and communicated the matters to our management.

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

Dated: December 07, 2009