Form 10-K
period 2010-01-31
ZAPNAPS, INC.
filed 2010-04-01
CIK 1439446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	January 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-152355

ZAPNAPS, INC.
(Exact name of registrant as specified in its charter)
Nevada		26-1250093
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)		(775) 321-8253

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐| No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No |☐|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

|☐
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
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of January 31, 2010, the aggregate value of voting and non-voting common equity held by non-affiliates was $23,350.

TABLE OF CONTENTS

Page

Number

PART I

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

Our president and director has invested $10,000 in the Company. A total of 32 other investors have invested a further $13,750 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of January 31, 2010 the Company had thirty-two (32) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

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

Our auditor’s report on our January 31, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2010 Audited Financial Statements - Auditors Report.”

As of January 31, 2010, ZapNaps had $196 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

ZapNaps does not anticipate obtaining any further products or services.

Results of Operations

We did not generate any revenue during the fiscal year ended January 31, 2010 and 2009. We incurred operating expenses in the amount of $14,940 and $18,914 in the fiscal year ended January 31, 2010 and 2009. These operating expenses were comprised of professional fees and office and general expenses. Expense decreased $3,974 due to the decrease in professional fee.

Since inception we have incurred operating expenses of $38,267.

ZapNaps has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $70,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. The officer and director, Peggy Irene Lalor has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

January 31, 2010

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.

• 2667 CAMINO DEL RIO S. PLAZA B • SAN DIEGO • CALIFORNIA 92108-3707 •

• TELEPHONE (858)722-5953 • FAX (858) 761-0341 • FAX (858) 433-2979

• E-MAIL changgpark@gmail[dot]com •

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Zapnaps, Inc.

We have audited the accompanying balance sheets of Zapnaps, Inc. (A Development Stage “Company”) as of January 31, 2010 and 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended January 31, 2010 and 2009, and for the period from October 10, 2007 (inception) to January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zapnaps, Inc. as of January 31, 2010 and 2009 , and the result of its operations and its cash flows for the year ended and for the period from October 10, 2007 (inception) to January 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

April 1, 2010

San Diego, CA.

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

ZAPNAPS, INC.

(A Development Stage Company)

BALANCE SHEETS

Audited

	January 31, 2010	January 31, 2009

ASSETS

CURRENT ASSETS
Cash	$ 196	$ 8,636
Total current assets	196	8,636

Total Assets	$ 196	$ 8,636

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 10,500	$ 7,000
Due to related party	4,213	1,213
Total current liabilities	14,713	8,213
Total Liabilities	$ 14,713	$ 8,213

STOCKHOLDER’S EQUITY (DEFICIT)
Capital stock
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,550,000 shares of common stock as of January 31, 2010 and January 31, 2009	10,550	10,550
Additional Paid-in Capital	13,200	13,200
Deficit accumulated during the development stage	(38,267)	(23,327)

Total stockholder’s equity (deficit)	(14,517)	423

Total liabilities and stockholder’s equity (deficit)	$ 196	$ 8,636

See accompanying Notes to Financial Statements

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Audited

	Year Ended January 31, 2010	Year Ended January 31, 2009	October 10, 2007 (inception) to January 31, 2010
REVENUE
Revenue	$ -	$ -	$ -

EXPENSES

Office and general	$ 1,299	$ 1,155	$ 3,867
Professional fees	13,641	17,759	34,400
Total General & Admin. Expenses	14,940	18,914	38,267

NET LOSS	$ (14,940)	$ (18,914)	$ (38,267)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,550,000	10,158,432

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FROM OCTOBER 10, 2007 (Inception) TO JANUARY 31, 2010

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, October 10, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share December 3, 2007	10,000,000	10,000	-	-	10,000
Net loss year ended January 31, 2008				(4,413)	(4,413)

Balance, January 31, 2008	10,000,000	$ 10,000	$ -	$ (4,413)	$ 5,587

Common stock issued for cash at $0.025	550,000	550	13,200	-	13,750
Net loss, year ended January 31, 2009				(18,914)	(18,914)

Balance, January 31, 2009	10,550,000	$ 10,550	$ 13,200	$ (23,327)	$ 423

Net loss, year ended January 31, 2010				(14,940)	(14,940)

Balance, January 31, 2010 (Audited)	10,550,000	$ 10,550	$ 13,200	$ (38,267)	$ (14,517)

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended January 31, 2010	Year ended January 31, 2009	October 10, 2007 (date of inception) to January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,940)	$ (18,914)	$ (38,267)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	3,500	4,000	10,500

NET CASH USED IN OPERATING ACTIVITIES	(11,440)	(14,914)	(27,767)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH PROVIDED BY FINANCING ACTIVITIES

Increase in shareholder loan	3,000	-	4,213
Proceeds from sale of common stock	-	13,750	23,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,000	13,750	27,963

NET INCREASE (DECREASE) IN CASH	(8,440)	(1,164)	196

CASH, BEGINNING OF YEAR	8,636	9,800	-

CASH, END OF YEAR	$ 196	$ 8,636	$ 196

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

See accompanying Notes to Financial Statement

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Zapnaps, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $38,267. The Company was incorporated on October 10, 2007 in the State of Nevada and established a fiscal year end of January 31. The Company is a development stage enterprise organized to produce and distribute mini paper towels for use in the automotive industry.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2010 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

Going concern

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of January 31, 2010, the Company had issued 10,000,000 Founder’s shares at $0.001 per share and 550,000 common shares @$0.025 for net funds to the Company of $23,750.

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

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

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

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740 for reporting purposes. As of January 31, 2010 the Company had net operating loss carry forwards of approximately $38,267 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

ZAPNAPS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

January 31, 2010

NOTE 5 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of January 31, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

From September to December, 2008, the Company issued 550,000 shares of the common stock at $0.025 per share for $13,750

NOTE 6 – RELATED PARTY TRANSACTIONS

As of January 31, 2010, the balance of the Company received advances from a Director in the amount of $4,213 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 7– STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of January 31, 2010:

•	Common stock, $0.001 par value: 75,000,000 shares authorized: 10,550,000 shares issued and outstanding

NOTE 8– SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Chang G. Park, CPA – PCAOB Practice, operating from their offices in San Diego, CA. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

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

As of January 31, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of January 31, 2010 and communicated to our management.

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

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Peggy Irene Lalor	51	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Designed small boat that worked in five different modes; windsurfer, sailing dingy, rowing shell, paddle and motor boat called “Take-5”. Now marketed by Dreams Away Leisure Products, Vancouver BC. 1990

Created and marketed a unique style ofbeach shorts made of soft cotton flannel named “Fresh Bags”. The brand was a hot selling item in windsurfing community and the rights were sold to Bare Wetsuits of Vancouver BC in 1988.

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

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Peggy Irene Lalor, #80-2256 29th ST NE Calgary, AB CANADA T1Y 7G4	10,000,000	94.78%
	All Beneficial Owners as a Group (1 person)	10,000,000	94.78%

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

Audit Fees

The audit fees paid to our accounting firm, Chang G. Park, CPA, for the fiscal years ended January 31, 2010 and 2009 were $10,000 and $10,000, respectively.

Audit-Related Fees

The fees of our accounting firm, Chang G. Park, CPA, for providing audit-related services such as reviewing our quarterly reports on Form 10-Q for the fiscal year ended February 28, 2009 was approximately $5,400.

Tax Fees

Chang G. Park, CPA, does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS

23.1	Consent of Chang G. Park, CPA – PCAOB Practice,

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZapNaps, Inc.

BY:	/s/ Peggy Irene Lalor

Peggy Irene Lalor

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated: April 1, 2010.