Form 10-Q
period 2010-04-30
ZAPNAPS, INC.
filed 2010-06-11
CIK 1439446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53837

ZAPNAPS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1250093
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 8 Mingshui Road
Changchun, Jilin Province, China	130000
(Address of principal executive offices)	(Zip Code)

(86) 431-8885-7725
(Registrant’s telephone number, including area code)
112 North Curry Street, Carson City, NV 89703-4934
(Former name or former address, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of June 10, 2010, the registrant had 10,550,000 shares of common stock, $0.001 par value, issued and outstanding.

ZAPNAPS, INC.
(A Development Stage Company)
April 30, 2010 (unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAPNAPS, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of April 30,	As of January 31,
	2010 (Unaudited)	2010
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$196	$196

TOTAL ASSETS	$196	$196

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$8,149	$10,500
Due to Peggy Lalor	4,213	4,213

Total current liabilities	12,362	14,713

STOCKHOLDERS' DEFICIT
Capital stock
Authorized 75,000,000 shares of common stock, $ 0.001 par value,
Issued and outstanding 10,550,000 shares of common stock as
of April 30, 2010 and January 31, 2010	10,550	10,550
Additional paid in capital	13,200	13,200
Deficit accumulated during the development stage	(35,916)	(38,267)

Total stockholders' deficit	(12,166)	(14,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$196	$196

The accompanying notes are an integral part of these financial statements.

ZAPNAPS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		Period from October 10, 2007
	April 30,		(inception) through April 30,
	2010	2009	2010

Expenses
Office and general	$649	$804	$4,516
Professional fees	(3,000)	3,000	31,400

Operating income (loss)	2,351	(3,804)	(35,916)

Net income (loss)	$2,351	$(3,804)	$(35,916)

Weighted average number of common shares outstanding	10,550,000	10,550,000

Basic net income (loss) per share	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements.

ZAPNAPS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended		Period from October 10, 2007
	April 30,		(inception) through April 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$2,351	$(3,804)	$(35,916)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities
Accounts payable and accrued liabilities	(2,351)	(1,000)	8,149

Net cash used in operating activities	-	(4,804)	(27,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	23,750
Increase in shareholder loan	-	-	4,213

Net cash provided by financing activities	-	-	27,963

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	-	(4,804)	196

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	196	8,636	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$196	$3,832	$196

The accompanying notes are an integral part of these financial statements.

ZAPNAPS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCK SHAREHOLDERS' DEFICIT
From October 10, 2007 (Inception) to April 30, 2010

	Common stock		Additional	Deficit Accumulated
	Numbers of shares	Amount	Paid in capital	During the development stage	Total

Balance, October 10, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001
Per share December 3, 2007	10,000,000	10,000	-	-	10,000
Net loss year ended January 31, 2008				(4,413)	(4,413)

Balance at January 31, 2008	10,000,000	$10,000	$-	$(4,413)	$5,587

Common stock issued for cash at $0.025	550,000	550	13,200	-	13,750
Net loss, year ended January 31, 2009				(18,914)	(18,914)

Balance at January 31, 2009	10,550,000	$10,550	$13,200	$(23,327)	$423

Net loss, year ended January 31, 2009	-	-	-	(14,940)	(14,940)

Balance at January 31, 2010	10,550,000	$10,550	$13,200	$(38,267)	$(14,517)

Net income, period ended April 30, 2010				2,351	2,351

Balance at April 30, 2010	10,550,000	$10,550	$13,200	$(35,916)	$(12,166)

ZAPNAPS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Unaudited) and January 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZapNaps, Inc. (“Company”) is in the development stage and has incurred losses since inception totaling $35,916. The Company was incorporated on October 10, 2007, in the State of Nevada and established a fiscal year end of January 31. The Company is a development stage enterprise organized to produce and distribute mini paper towels for use in the automotive industry.

The financial information for the three months ended April 30, 2010 and 2009 is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2010, and the results of operations, stockholders’ deficit and cash flows presented herein have been included in the financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, and cash flows of the Company. These financial statements are presented in United States dollars and were prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At April 30, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS (Loss) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

ZAPNAPS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Unaudited) and January 31, 2010

Stock-based Compensation

The Company has no stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Share Based Expenses

In December 2004, the FASB issued ASC 718 and 505 “Share Based Payment.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted ASC 718 and 505 upon creation and expenses share based costs in the period incurred.

New Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order not to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

The Company is funding its initial operations by way of issuing Founder’s shares. As of April 30, 2010, the Company had issued 10,000,000 Founder’s shares at $0.001 per share and 550,000 common shares at $0.025 for net funds to the Company of $23,750.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At April 30, 2010 and January 31, 2010, accounts payable and accrued liabilities were $8,149 and $10,500, which mainly consisted of payables for accounting and accrued consulting expenses.

NOTE 5 – INCOME TAXES

The Company adopted ASC 740 for reporting purposes. As of April 30, 2010, the Company had net operating loss carry forwards of $35,916 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

ZAPNAPS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010 (Unaudited) and January 31, 2010

NOTE 6 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of April 30, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

From September to December 2008, the Company issued 550,000 shares of the common stock at $0.025 per share for $13,750.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of April 30, 2010 and January 31, 2010, the Company had advances of $4,213 from Ms. Peggy Lalor, our former sole officer and director, for her payment of certain incorporation costs and filing fees. The amounts due to Ms. Lalor were unsecured and non-interest bearing with no set terms of repayment. On May 7, 2010, Ms. Lalor forgave this loan of $4,213.

NOTE 8 – SUBSEQUENT EVENT

Effective May 7, 2010, Ms. Lalor, the Company’s sole officer and director, entered into an agreement for the sale and purchase of securities of the Company (the “Agreement”) with Mr. David Lu (“Purchaser”). In accordance with the terms and provisions of the Agreement, Ms. Lalor sold 10,000,000 shares of common stock of the Company, par value $.001 per share (the “Common Stock”), held of record, representing 94.78% of the issued and outstanding Common Stock of the Company, to the Purchaser in a private transaction intended to be exempt from registration under the Securities Act of 1933, as amended, for $40,000. The shares of Common Stock are restricted securities. The source of funds used by Purchaser was personal funds. After giving effect to the Agreement, there has been a change in control of the Company.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to ZapNaps, Inc. as “ZapNaps,” the “Company,” “we,” “us,” and “our.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of April 30, 2010, ZapNaps had $196 cash on hand and in bank. Management believes this amount will not satisfy our cash requirements for the next 12 months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements—primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees—by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Effective May 7, 2010, Ms. Peggy Lalor, the Company’s sole officer and director, entered into an agreement for the sale and purchase of securities of the Company (the “Agreement”) with Mr. David Lu (“Purchaser”). In accordance with the terms and provisions of the Agreement, Ms. Lalor sold 10,000,000 shares of common stock of the Company, par value $.001 per share (the “Common Stock”), held of record, representing 94.78% of the issued and outstanding Common Stock of the Company, to the Purchaser in a private transaction intended to be exempt from registration under the Securities Act of 1933, as amended, for $40,000. The shares of Common Stock are restricted securities. The source of funds used by Purchaser was personal funds.  After giving effect to the Agreement, there has been a change in control of the Company.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Results of Operations

We did not generate any revenue during the three months ended April 30, 2010 and 2009. We had operating income of $2,351 and expenses of $3,804 for the three months ended April 30, 2010 and 2009. These operating expenses were comprised of professional fees and office and general expenses. Expenses decreased by $6,155 in the three months ended April 30, 2010, compared to the same period of 2009, which was due to the refund of professional fees.

Since inception, we have incurred operating expenses of $35,916.

ZapNaps has no current plans, preliminary or otherwise, to merge with any other entity.

Liquidity and Capital Resources

We do not have sufficient cash to operate for the next 12 months. The Company’s management is currently evaluating options, including looking for new business opportunities, which may include a change of control of the Company.

Our former sole officer and director, Ms. Lalor, loaned us money for our operations as needed. On May 7, 2010, Ms. Lalor forgave the loan of $4,213. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

As of the date of this report, we have yet to begin operations and therefore we have not generated any revenues from our business operations.

On December 3, 2007, the sole Director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

From September to December 2008, the Company issued 550,000 shares of the common stock at $0.025 per share for $13,750.

Recent Accounting Pronouncements

On February 25, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under Accounting Standards Codification (“ASC”) 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of April 30, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as April 30, 2010, and communicated the matters to our management.

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

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: (i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial condition or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

All information required to be reported in a Current Report on Form 8-K during the period covered by this Form 10-Q has been reported.

Item 6. Exhibits

Exhibit No.	Document Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAPNAPS, INC. (Registrant)

Date: June 11, 2010	By:	/s/ David Lu
David Lu President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary