Form 10-Q
period 2010-07-31
ZAPNAPS, INC.
filed 2010-09-13
CIK 1439446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010
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
As of September 13, 2010, the registrant had 10,550,000 shares of common stock, $0.001 par value, issued and outstanding.

ZAPNAPS, INC.
(A Development Stage Company)
July 31, 2010 (unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAPNAPS, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of July 31,	As of January 31,
	2010 (Unaudited)	2010
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$-	$196

TOTAL ASSETS	$-	$196

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$9,649	$10,500
Due to Peggy Lalor	-	4,213

Total current liabilities	9,649	14,713

STOCKHOLDERS' DEFICIT
Capital stock
Authorized 75,000,000 shares of common stock, $ 0.001 par value, Issued and outstanding 10,550,000 shares of common stock as of July 31, 2010 and January 31, 2010	10,550	10,550
Additional paid in capital	17,413	13,200
Deficit accumulated during the development stage	(37,612)	(38,267)

Total stockholders' deficit	(9,649)	(14,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$196

The accompanying notes are an integral part of these financial statements.

ZAPNAPS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Six Months Ended		Period from October 10, 2007
	July 31,		July 31,		(Inception) Through July 31,
	2010	2009	2010	2009	2010

Expenses
Office and general		$28	$649	$832	$4,516
Professional fees	$1,696	3,500	(1,304)	6,500	33,096

Operating income (loss)	(1,696)	(3,528)	655	(7,332)	(37,612)

Net income (loss)	$(1,696)	$(3,528)	$655	$(7,332)	$(37,612)

Weighted average number of common shares outstanding	10,550,000	10,550,000	10,550,000	10,550,000

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements.

ZAPNAPS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended		Period from October 10, 2007
	July 31,		(Inception) Through July 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$655	$(7,332)	$(37,612)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities
Accounts payable and accrued liabilities	(851)	500	9,649

Net cash used in operating activities	(196)	(6,832)	(27,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	23,750
Increase in shareholder loan	-	-	4,213

Net cash provided by financing activities	-	-	27,963

DECREASE IN CASH & CASH EQUIVALENTS	(196)	(6,832)	-

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	196	8,636	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$-	$1,804	$-

Supplemental Disclosure of Non-Cash Activities:

On May 7, 2010 former sole officer and director forgave $4,213 loan to Company.

The accompanying notes are an integral part of these financial statements.

ZAPNAPS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCK SHAREHOLDERS' DEFICIT
From October 10, 2007 (Inception) to July 31, 2010

	Common stock		Additional	Deficit Accumulated
	Numbers of shares	Amount	Paid in capital	During the development stage	Total

Balance, October 10, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001
Per share December 3, 2007	10,000,000	10,000	-	-	10,000
Net loss year ended January 31, 2008	-	-	-	(4,413)	(4,413)

Balance at January 31, 2008	10,000,000	$10,000	$-	$(4,413)	$5,587

Common stock issued for cash at $0.025	550,000	550	13,200	-	13,750
Net loss, year ended January 31, 2009	-	-	-	(18,914)	(18,914)

Balance at January 31, 2009	10,550,000	$10,550	$13,200	$(23,327)	$423

Net loss, year ended January 31, 2009	-	-	-	(14,940)	(14,940)

Balance at January 31, 2010	10,550,000	$10,550	$13,200	$(38,267)	$(14,517)

Net income, period ended April 30, 2010	-	-	-	2,351	2,351
Forgiveness of debt by former Director	-	-	4,213	-	4,213
Net income, period ended July 31, 2010	-	-	-	(1,696)	(1,696)

Balance, July 31, 2010	10,550,000	$10,550	$17,413	$(37,612)	$(9,649)

The accompanying notes are an integral part of these financial statements.

ZAPNAPS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010 (Unaudited) and January 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZapNaps, Inc. (“Company”) is in the development stage and has incurred losses since inception totaling $37,612. The Company was incorporated on October 10, 2007, in the State of Nevada and established a fiscal year end of January 31. The Company is a development stage company organized to produce and distribute mini paper towels for use in the automotive industry.

The financial information for the six and three months ended July 31, 2010 and 2009 is unaudited. In the opinion of management, all adjustments necessary to present fairly financial position as of July 31, 2010, and the results of operations, stockholders’ deficit and cash flows presented herein was included in the financial statements.

Effective May 7, 2010, Ms. Lalor (“Seller”), the Company’s sole officer and director, entered into an agreement for the sale and purchase of securities of the Company (the “Agreement”) with Mr. David Lu (“Purchaser”). In accordance with the terms and provisions of the Agreement, Ms. Lalor sold 10,000,000 shares of common stock of the Company, held of record, representing 94.78% of the issued and outstanding Common Stock of the Company, to the Purchaser in a private transaction intended to be exempt from registration under the Securities Act of 1933, as amended, for $40,000. The shares of Common Stock are restricted securities. The source of funds used by Purchaser was personal funds. After giving effect to the Agreement, there was a change in control of the Company.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At July 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

The Company is funding its initial operations by way of issuing Founder’s shares. As of July 31, 2010, the Company had issued 10,000,000 Founder’s shares at $0.001 per share and 550,000 common shares at $0.025 for net funds to the Company of $23,750.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At July 31, 2010 and January 31, 2010, accounts payable and accrued liabilities were $9,649 and $10,500 respectively, which mainly consisted of payables for accounting and accrued consulting expenses.

NOTE 5 – INCOME TAXES

The Company adopted ASC 740 for reporting purposes. As of July 31, 2010, the Company had net operating loss carry forwards of $37,612 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 6 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On December 3, 2007, the Company’s former sole officer and director, purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

From September to December 2008, the Company issued 550,000 shares of the common stock at $0.025 per share for $13,750.

As of July 31, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of July 31, 2010 and January 31, 2010, the Company had advances of $0 and $4,213 from Ms. Peggy Lalor, former sole officer and director, for her payment of certain incorporation costs and filing fees. The amounts due to Ms. Lalor were unsecured and non-interest bearing with no set terms of repayment. On May 7, 2010, Ms. Lalor forgave this loan of $4,213.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of July 31, 2010, ZapNaps had $0 cash on hand and at bank. Management believes this amount will not satisfy our cash requirements for the next 12 months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements—primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees—by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Effective May 7, 2010, Ms. Peggy Lalor (“Seller”), the Company’s sole officer and director, entered into an agreement for the sale and purchase of securities of the Company (the “Agreement”) with Mr. David Lu (“Purchaser”). In accordance with the terms and provisions of the Agreement, Ms. Lalor sold 10,000,000 shares of common stock of the Company, par value $.001 per share (the “Common Stock”), held of record, representing 94.78% of the issued and outstanding Common Stock of the Company, to the Purchaser in a private transaction intended to be exempt from registration under the Securities Act of 1933, as amended, for $40,000. The shares of Common Stock are restricted securities. The source of funds used by Purchaser was personal funds.  After giving effect to the Agreement, there was a change in control of the Company.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Results of Operations

We did not generate any revenue during the six and three months ended July 31, 2010 and 2009. We had operating income of $655 and operating expenses of $7,332 for the six months ended July 31, 2010 and 2009. We had operating expenses of $1,696 and $3,528 for the three months ended July 31, 2010 and 2009.These operating expenses were comprised of professional fees and office and general expenses. Expenses decreased by $7,987 and $1,832 in the six and three months ended July 31, 2010, respectively, compared to the comparable period of 2009, which was due to the refund of professional fees.

Since inception, we have incurred operating expenses of $37,612.

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

On December 3, 2007, the Company’s former sole officer and director purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

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

As of July 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as July 31, 2010, and communicated the matters to our management.

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

ZAPNAPS, INC. (Registrant)

Date: September 13, 2010	By:	/s/ David Lu
David Lu President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary