Form 10-Q
period 2010-10-31
FusionTech, Inc.
filed 2010-11-12
CIK 1439446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53837

FUSIONTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1250093
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 8 Mingshui Road Changchun, Jilin Province, China	130000
(Address of principal executive offices)	(Zip Code)

(86) 431-8885-7725
(Registrant’s telephone number, including area code)

ZapNaps, Inc.
(former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,550,000 shares of common stock outstanding as of November 11, 2010.

FUSIONTECH, INC.
(A Development Stage Company)
October 31, 2010 (unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSIONTECH, INC.
(A Development Stage Company)
BALANCE SHEETS

	October 31,	January 31,
	2010	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$196
Total current assets	$-	$196

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$9,649	$10,500
Due to Peggy Lalor	-	4,213
Total current liabilities	9,649	14,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
Common stock, $0.001 par value, 100,000,000 shares authorized,
10,550,000 shares issued and outstanding	10,550	10,550
Additional paid-in capital	17,413	13,200
Deficit accumulated during development stage	(37,612)	(38,267)
Total stockholders' (deficit)	(9,649)	(14,517)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$196

The accompanying notes are an integral part of these financial statements.

FUSIONTECH, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period
					from October 10, 2007
	Three Months Ended October 31,		Nine Months Ended October 31,		(Date of Inception)
	2010	2009	2010	2009	to October 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Expenses
Office and general	$-	$329	$649	$1,161	$4,516
Professional fees	-	3,641	(1,304)	10,141	33,096

Operating income (loss)	-	(3,970)	655	(11,302)	(37,612)

Net income (loss)	$-	$(3,970)	$655	$(11,302)	$(37,612)

Basic and diluted net income (loss) per share	$-	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	10,550,000	10,550,000	10,550,000	10,550,000

The accompanying notes are an integral part of these financial statements.

FUSIONTECH, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

				Deficit
				Accumulated
				During	Total
	Common Stock		Additional Paid	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Equity (Deficit)
Balance, October 10, 2007 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share, December 31, 2007	10,000,000	10,000	-	-	10,000

Net loss, year ended January 31, 2008	-	-	-	(4,413)	(4,413)

Balance, January 31, 2008	10,000,000	10,000	-	(4,413)	5,587

Common stock issued for cash at $0.001 per share, December 31, 2007	550,000	550	13,200	-	13,750

Net loss, January 31, 2009	-	-	-	(18,914)	(18,914)

Balance, January 31, 2009	10,550,000	10,550	13,200	(23,327)	423

Net loss, January 31, 2010	-	-	-	(14,940)	(14,940)

Balance, January 31, 2010	10,550,000	10,550	13,200	(38,267)	(14,517)

Forgiveness of debt by former Director	-	-	4,213	-	4,213

Net income, period ended October 31, 2010	-	-	-	655	655

Balance, October 31, 2010 (Unaudited)	10,550,000	$10,550	$17,413	$(37,612)	$(9,649)
The accompanying notes are an integral part of these financial statements.

FUSIONTECH, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			For the period
			from October 10, 2007
	Nine Months Ended October 31,		(Date of Inception)
	2010	2009	to October 31, 2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$655	$(11,302)	$(37,612)
Adjustment to reconcile net income (loss) to net cash
used in operating activities
Increase (decrease) in accounts payable and accrued liabilities	(851)	4,000	9,649
Net cash used in operating activities	(196)	(7,302)	(27,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	23,750
Increase in shareholder loan	-	-	4,213
Net cash provided by financing activities	-	-	27,963

DECREASE IN CASH & CASH EQUIVALENTS	(196)	(7,302)	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	196	8,636	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$1,334	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
On May 7, 2010, former officer forgave $4,213 loan to Company	$4,213	$-	$4,213
The accompanying notes are an integral part of these financial statements.

FUSIONTECH, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Unaudited) and January 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FusionTech, Inc. (the “Company”) is in the development stage and has incurred losses since inception totaling $37,612. The Company was incorporated under the name ZapNaps, Inc. on October 10, 2007, in the State of Nevada and established a fiscal year end of January 31. On October 28, 2010 the Company changed its name from ZapNaps, Inc. to FusionTech, Inc. The Company is a development stage company organized to produce and distribute mini paper towels for use in the automotive industry.

The financial information for the three and nine months ended October 31, 2010 and 2009 is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of October 31, 2010, and the results of operations, stockholders’ deficit and cash flows presented herein have been included in the financial statements.

Effective May 7, 2010, Ms. Peggy Lalor (“Seller”), the Company’s former sole officer and director, entered into an agreement for the sale and purchase of securities of the Company (the “Agreement”) with Mr. David Lu (“Purchaser”). In accordance with the terms and provisions of the Agreement, Ms. Lalor sold 10,000,000 shares of common stock of the Company, par value $0.001 per shares (the “Common Stock”), held of record, representing 94.78% of the issued and outstanding Common Stock of the Company, to the Purchaser in a private transaction intended to be exempt from registration under the Securities Act of 1933, as amended, for $40,000. The shares of Common Stock are restricted securities. The source of funds used by Purchaser was personal funds. After giving effect to the Agreement, there was a change in control of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, and cash flows of the Company. These financial statements are presented in United States dollars and were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on October 10, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At July 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

FUSIONTECH, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Unaudited) and January 31, 2010

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

New Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for a Security and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on February 1, 2011.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will depend upon the raising of additional capital through placement of its Common Stock in order to implement its business plan, or merging with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

FUSIONTECH, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010 (Unaudited) and January 31, 2010

The Company is funding its initial operations by way of issuing Founder’s shares. As of October 31, 2010, the Company has issued 10,000,000 Founder’s shares at $0.001 per share and 550,000 common shares at $0.025 for net funds to the Company of $23,750.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At October 31, 2010 and January 31, 2010, accounts payable and accrued liabilities were $9,649 and $10,500 respectively, which mainly consisted of payables for accounting and accrued consulting expenses.

NOTE 5 – INCOME TAXES

The Company adopted ASC 740 for reporting purposes. As of October 31, 2010, the Company had net operating loss carry forwards of $37,612 that may be available to reduce future years’ taxable income and will expire beginning in 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 6 – STOCK TRANSACTIONS

The Company’s capitalization is 75,000,000 shares of Common Stock with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On December 3, 2007, the Company’s former sole officer and director, purchased 10,000,000 shares of the Company’s Common Stock at $0.001 per share for $10,000.

From September to December 2008, the Company issued 550,000 shares of the Company’s Common Stock at $0.025 per share for $13,750.

As of October 31, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of October 31, 2010 and January 31, 2010, the Company had advances of $0 and $4,213 from Ms. Peggy Lalor, the Company’s former sole officer and director, for her payment of certain incorporation costs and filing fees. The amounts due to Ms. Lalor were unsecured and non-interest bearing with no set terms of repayment. On May 7, 2010, Ms. Lalor forgave this loan of $4,213.

NOTE 8 – SUBSEQUENT EVENTS

On November 1, 2010, the Company increased the shares of its Common Stock authorized under its Articles of Incorporation from 75,000,000 to 100,000,000.

The Company has also authorized an eight for one (8 for 1) forward stock split.  The forward stock split is expected to become effective on November 12, 2010 and has not been reflected in the accompanying financial statements.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to FusionTech, Inc. as “FusionTech,” the “Company,” “we,” “us,” and “our.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of October 31, 2010, FusionTech had $0 cash on hand and at bank. Management believes this amount will not satisfy our cash requirements for the next 12 months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements—primarily the working capital required for the development of our mini-paper towels and marketing campaign and to offset legal and accounting fees—by additional equity financing. This will likely be in the form of private placements of common stock.

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

Results of Operations

We did not generate any revenue during the three and nine months ended October 31, 2010 and 2009. We had operating expenses of $0 and $3,970 for the three months ended October 31, 2010 and 2009.We had operating income of $655 and operating expenses of $11,302 for the nine months ended October 31, 2010 and 2009. These operating expenses were comprised of professional fees and office and general expenses. Expenses decreased by $3,970 and $11,957 in the three and nine months ended October 31, 2010, respectively, compared to the comparable period of 2009, which was due to the decrease in professional fees.

Since inception, we have incurred operating expenses of $37,612.

FusionTech has no current plans, preliminary or otherwise, to merge with any other entity.

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

On December 3, 2007, our former sole officer and director purchased 10,000,000 shares of our Common Stock at $0.001 per share for $10,000.

From September to December 2008, we issued 550,000 shares of our Common Stock at $0.025 per share for $13,750.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

As of October 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as October 31, 2010, and communicated the matters to our management.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time may have an adverse effect on our business, financial condition or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

On October 28, 2010, the Company changed its name from ZapNaps, Inc. to FusionTech, Inc. and filed Articles of Merger with the Secretary of State of the State of Nevada amending the Articles of Incorporation of the Company to reflect such change in company name.  The Articles of Merger are filed as Exhibit 3.3 to this report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Document Description
2.3	Agreement and Plan of Merger by and between ZapNaps, Inc. and FusionTech, Inc., dated October 28, 2010

3.3	Articles of Merger between Zapnaps, Inc. and FusionTech, Inc. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 28, 2010

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

FUSIONTECH, INC. (Registrant)

Date: November 12, 2010	By:	/s/ David Lu
David Lu President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary