Form 10-K/A
period 2010-01-31
FusionTech, Inc.
filed 2010-11-19
CIK 1439446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:              January 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from        ___________         to        ____________

Commission file number:   333-152355

FUSIONTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1250093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 8 Mingshui Road Changchun, Jilin Province, China 130000
(Address of principal executive offices)   (Zip Code)

Registrant’s telephone number, including area code)	86-431-8885-7725

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ☐ | No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No | ☐ |
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

| ☐
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

EXPLANATORY NOTE

This Amendment No. 1 to FusionTech, Inc. (F.K.A. Zapnaps, Inc.) Form 10-K, originally filed on April 1, 2010, is being filed solely to amend Item 9A(T), Controls and Procedures, and to file updated and amended certifications (Exhibits 31.1 and 32.1)

TABLE OF CONTENTS

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

See accompanying Notes to Financial Statement

ZAPNAPS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FROM OCTOBER 10, 2007 (Inception) TO JANUARY 31, 2010

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, October 10, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share December 3, 2007	10,000,000	10,000	-	-	10,000
Net loss year ended January 31, 2008				(4,413)	(4,413)

Balance, January 31, 2008	10,000,000	$10,000	$-	$(4,413)	$5,587

Common stock issued for cash at $0.025	550,000	550	13,200	-	13,750
Net loss, year ended January 31, 2009				(18,914)	(18,914)

Balance, January 31, 2009	10,550,000	$10,550	$13,200	$(23,327)	$423

Net loss, year ended January 31, 2010				(14,940)	(14,940)

Balance, January 31, 2010 (Audited)	10,550,000	$10,550	$13,200	$(38,267)	$(14,517)

See accompanying Notes to Financial Statement

ZAPNAPS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Audited)

	Year ended January 31, 2010		Year ended January 31, 2009	October 10, 2007 (date of inception) to January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	(14,940)	$(18,914)	$(38,267)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses		3,500	4,000	10,500

NET CASH USED IN OPERATING ACTIVITIES		(11,440)	(14,914)	(27,767)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities		-	-	-

CASH PROVIDED BY FINANCING ACTIVITIES

Increase in shareholder loan		3,000	-	4,213
Proceeds from sale of common stock		-	13,750	23,750

NET CASH PROVIDED BY FINANCING ACTIVITIES		3,000	13,750	27,963

NET INCREASE (DECREASE) IN CASH		(8,440)	(1,164)	196

CASH, BEGINNING OF YEAR		8,636	9,800	-

CASH, END OF YEAR		$196	$8,636	$196

Supplemental cash flow information and non-cash financing activities:
Cash paid for:

Interest		$-	$-	$-

Income taxes		$-	$-	$-

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

Recent Accounting Pronouncements
In May 2009, FASB issued ASC 855, Subsequent Events , which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

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

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our CEO/CFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer and director (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Internal Control over Financial Reporting

Our Chief Executive Officer, who is also our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. As of January 31, 2010 our CEO/CFO assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that evaluation, our CEO/CFO concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s CEO/CFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's CEO/CFO in connection with his review of our financial statements as of January 31, 2010.

Our CEO/CFO believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, our CEO/CFO believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight of the establishment and monitoring of required internal controls and procedures.

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

Our CEO/CFO believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, our CEO/CFO believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, our CEO/CFO believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the Company. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the Company occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide its management report in the Annual Report.

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

Business Development/Sales & Marketing Experience

2004 - Present

Marketing Director for United Equities in Calgary, AB. Plan and oversee marketing & sales management for several companies including: ALW Canada/hotelwaterparks.com - a manufacturer and designer of Waterslides & Waterparks for hotels and amusement parks, Talent Rock Holdings – an internet based business attracting actors, singers, dancers & models to connect with agents, managers & recording studios through web hosting sites and events in world class resorts. Peggy is a partner in the creation, development and funding of a new style destination resort “ Xventure Resorts ” offering the thrill and adrenaline rush of extreme adventure sports in a safe and controlled environment, combined with an extreme "X2O" water park and surrounded by healthy lifestyle choices.

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

Designed and manufactured a line of unique floatable swimsuits for children called Float-eez . Trademarked, created packaging and sold to major department store before abandoning project because of liability issues.

Designed small boat that worked in five different modes; windsurfer, sailing dingy, rowing shell, paddle and motor boat called “Take-5”. Now marketed by Dreams Away Leisure Products, Vancouver BC. 1990

Created and marketed a unique style ofbeach shorts made of soft cotton flannel named “ Fresh Bags ”. The brand was a hot selling item in windsurfing community and the rights were sold to Bare Wetsuits of Vancouver BC in 1988.

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

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSIONTECH, INC. (Registrant)

Dated: November 19, 2010	By:	/s/ David Lu
	Name	David Lu
	Title:	President, Chief Executive Officer, Chief Financial Officer,
Treasurer and Secretary