Form 10-Q/A
period 2010-04-30
FusionTech, Inc.
filed 2010-11-19
CIK 1439446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to FusionTech, Inc. (F.K.A. Zapnaps, Inc.) Form 10-Q, originally filed on June 11, 2010, is being filed solely to amend Item 4T, Controls and Procedures, to include information required by Item 307 of Regulation S-K, and to file updated certifications (Exhibits 31.1 and 32.1).

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

FUSIONTECH, INC. (Registrant)

Date: November 19, 2010	By:	/s/ David Lu
David Lu President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary