Form 10-Q/A
period 2010-07-31
FusionTech, Inc.
filed 2010-11-19
CIK 1439446

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

EXPLANATORY NOTE

This Amendment No. 1 to FusionTech, Inc. (F.K.A. Zapnaps, Inc.) Form 10-Q, originally filed on September 13, 2010, is being filed solely to amend Item 4, Controls and Procedures, to include information required by Item 307 of Regulation S-K, and to file updated certifications (Exhibits 31.1 and 32.1).

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