Form 10-Q/A
period 2010-10-31
FusionTech, Inc.
filed 2010-11-19
CIK 1439446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to FusionTech, Inc. (F.K.A. Zapnaps, Inc.) Form 10-Q, originally filed on November 12, 2010, is being filed solely to amend Item 4, Controls and Procedures, to include information required by Item 307 of Regulation S-K, and to file updated certifications (Exhibits 31.1 and 32.1).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our CEO/CFO concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

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

Item 6. Exhibits

Exhibit No.	Document Description
2.3	Agreement and Plan of Merger by and between ZapNaps, Inc. and FusionTech, Inc., dated October 28, 2010 (Incorporated herein by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-53837) filed on November 12, 2010)

3.3	Articles of Merger between Zapnaps, Inc. and FusionTech, Inc. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 28, 2010 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-53837) filed on November 12, 2010)

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