Form 10-K
period 2010-12-31
FusionTech, Inc.
filed 2011-03-22
CIK 1439446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark one)

☒         Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-53837

FUSIONTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	261250093
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 26 Gaoneng Street, High Tech Zone, Dalian,
Liaoning Province, China 116025
(Address of principal executive offices)

(86) 0411-84799486
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates was $0.00, based on the average bid and asked price of such common equity as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

At March 18, 2011 there were 29,390,000 shares of the registrant’s common stock, par value $.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FusionTech, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “FusionTech,” “Company,” “we,” “us” and “our” refer to FusionTech, Inc. (“FusionTech”) and its subsidiary. This report contains forward-looking statements regarding FusionTech which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to expand our business to offer Steel Plate Fusion services, the competitive nature of our business and markets and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our goals and strategies;

•	our plan to expand our business to offer Steel Plate Fusion services;

•	our future business development, financial conditions and results of operations;

•	the expected growth of the market for our products;

•	our expectations regarding demand for our products;

•	our expectations regarding keeping and strengthening our relationships with key customers;

•	our ability to stay abreast of market trends and technological advances;

•	competition in our industry in China;

•	general economic and business conditions in the regions in which we sell our products;

•	relevant government policies and regulations relating to our industry; and

•	market acceptance of our products.

Additionally, this report contains statistical data that we obtained from various publicly available government publications and industry-specific third party reports. Statistical data in these publications also include projections based on a number of assumptions. The rapidly changing nature of our customers' industries results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our market. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

Unless otherwise indicated, information in this report concerning economic conditions and our industry is based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publication market data cited in this report was prepared on our or our affiliates’ behalf.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the SEC’s website (www.sec.gov) or upon written request to our corporate secretary at: No. 26 Gaoneng Street, High Tech Zone, Dalian, Liaoning Province, China 116025.

PART I

Item 1. Business.

General

We design and manufacture clean technology industrial machinery used in the coking process, a critical but highly pollutive step in the production of crude steel. Our products are sold to large and medium size steel mills and coking plants in China who use or are planning to use the coke dry quenching (“CDQ”) method of coking, a more environmentally friendly and energy conservative method of coking as compared to the traditional coke wet quenching method.

We currently design and manufacture CDQ transport cars used in CDQ systems and clean technology coke oven products such as coke oven elevators, smoke transfer machines and coal cleaning machines. These clean technology coke oven products are used to maintain coke ovens and reduce the amount of pollution they emit.  We also design and manufacture core coke oven products such as coke drums, coke drum carriers, wet quenching cars, coal freight cars, coke guide cars and coke pushers. These core coke oven products are necessary components for all coke oven systems.

In the third quarter of 2011, we plan to provide our proprietary steel plate fusion services (“Steel Plate Fusion”) to a large steel plate manufacturer in northern China, Minmetals Yingkou Medium Plate Co., Ltd. (“Minmetals Yingkou”). Minmetals Yingkou is an established steel plate manufacturer in China with over 30 years of experience in manufacturing steel plates. It is a subsidiary of the reputable China Minmetals Corporation, a Fortune Global 500 Company based in China focusing on the development and production of metals and minerals.

On June 2, 2010, we entered into a non-exclusive strategic agreement, as amended on August 9, 2010, to fuse metal slabs produced by Minmetals Yingkou using Steel Plate Fusion. Minmetals Yingkou will manufacture finished steel plates from the fused metal slabs we produce for sale to its customers and has agreed to manufacture 200,000 tonnes of steel plates per year, adjustable based on market demand to 500,000 tonnes per year. We will receive a processing fee based on the size, type and number of tonnes of fused metal slabs we produce. The processing fee is renegotiable based on the market demand for the final steel plates manufactured.

We believe Steel Plate Fusion is the next generation of steel plate manufacturing technology which is superior in quality, cost and efficiency to the current methods used to manufacture clad steel plates and extra-thick carbon steel plates. Steel Plate Fusion uses an electron-beam welding machine in a vacuum chamber and a proprietary process of surface treatment and manipulation of pressure and temperature to fuse together metal slabs that are then hot rolled and compressed to produce clad steel plates and extra-thick carbon steel plates.

•
Clad steel plates are manufactured by fusing carbon steel slabs and stainless steel slabs. Clad steel plates are more economical to use than pure stainless steel plates because cheaper carbon steel is used as a base upon which a layer of stainless steel is applied. Clad steel plates provide similar functionalities as stainless steel plates and are used in similar industrial applications such as the construction of ships, piping, nuclear reactors, pressure vessels, heat exchangers, power generation equipment and coking equipment, all of which require the anti-corrosive properties of clad steel plates.

•
Extra-thick carbon steel plates are carbon steel plates that are more than 80 millimeters thick and are manufactured by fusing two carbon steel slabs.  Extra-thick carbon steel plates are in high demand for heavy industrial applications such as the construction of large ships, bridges, buildings, metallurgical equipment, mining equipment and power generation equipment, all of which require the strength of extra-thick carbon steel plates meeting strict standards and specifications.

Our principal executive offices are located at No. 26, Gaoneng Street, High Tech Zone, Dalian, Liaoning Province, China 116025. Our phone number is (86) 0411-84799486 and our website address is www.cleanfusiontech.com.

Our History

We operate through our wholly owned subsidiary, Dalian Heavy Mining Equipment Manufacturing Co., Ltd. (“Dalian”), a foreign joint venture company organized under the laws of the People’s Republic of China (“PRC”). Dalian was originally organized as a limited company in the PRC on December 18, 1992. On November 17, 2010, the PRC State Administration of Industry and Commerce, or the SAIC, issued an approval notice for a Sino-foreign joint venture business license for Dalian, indicating that capital injections by Wonderful Limited and Median Asset Investments Limited, British Virgin Islands companies, was approved and registering the ownership of their respective 5% equity interests in Dalian. Dalian manufactures all of our clean coking and related products and developed our Steel Plate Fusion technology.

We were incorporated in the State of Nevada on October 10, 2007, under the name ZapNaps, Inc. as a development stage company with no revenues and no operation by Ms. Peggy Lalor, our former President and Director.  On December 3, 2007, we issued 10,000,000 shares of our common stock to Ms. Lalor at $.001 per share for $10,000, representing Ms. Lalor’s initial investment in the Company.

On May 7, 2010, Ms. Lalor sold 10,000,000 shares of the Company’s common stock to Mr. David Lu for $40,000 in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, Ms. Lalor resigned from her positions with the Company and Mr. Lu was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director of the Company.

On October 28, 2010, in anticipation of the Share Exchange and related transactions described below, we changed our name from ZapNaps, Inc. to FusionTech, Inc. through a merger with our wholly owned non-operational subsidiary, FusionTech, Inc., which was established to change the Company’s name as permitted under Nevada Law. We also authorized an increase in our authorized shares of common stock from 75,000,000 to 100,000,000, effective November 1, 2010, and an 8-for-1 forward split of our common stock, effective November 12, 2010. Prior to the forward split we had 10,550,000 shares of our common stock outstanding. After giving effect to the forward split and immediately preceding the Share Exchange, we had 84,400,000 shares of our common stock outstanding. We authorized the increase in authorized shares and forward stock split to provide a sufficient number of shares to accommodate the trading of our common stock in the OTC marketplace after the acquisition of Dalian.

The acquisition of Dalian was accomplished pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated November 22, 2010, as amended as of March 11, 2011, or the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on November 22, 2010, we issued 24,990,000 shares of our common stock to the seven owners of Dalian in exchange for their agreement to enter into and consummate a series of transactions to transfer ownership of Dalian to the Company as a wholly foreign owned enterprise. In addition, the owners of Dalian agreed to indemnify us in the event that they failed to transfer Dalian as a wholly foreign owned enterprise of the Company under relevant PRC law. Concurrently with the Share Exchange Agreement, and as a condition thereof, we entered into an agreement with David Lu, our former Chief Executive Officer and Director, pursuant to which he returned 80,000,000 shares of our common stock to us for cancellation. Mr. Lu will receive compensation of $80,000 from us for the cancellation of his common stock. Upon completion of the foregoing transactions, we had 29,390,000 shares of our common stock issued and outstanding.

For accounting purposes, the Share Exchange transaction was treated as a reverse acquisition and recapitalization of Dalian, because prior to the transaction the Company was a non-operating public shell, and subsequent to the transaction Dalian’s owners owned a majority of the outstanding common stock of the Company and exercise significant influence over the operating and financial policies of the consolidated entity. We have no other operations or businesses other than those acquired in the Dalian acquisition.

Clean Coking and Related Products

FusionTech designs and manufactures a wide variety of clean technology coke oven products including CDQ transport cars, coke oven elevators, smoke transfer machines and coal cleaning machines. FusionTech also designs and manufactures core coke oven products including wet quenching cars, coal freight cars, coke guide cars and coke pushers. FusionTech’s products are sold to the China domestic steel and coking industries and have significant clean technology applications including use in CDQ systems.

Industry Overview

China is the world’s largest steel producer and is projected to further expand its output as domestic demand for the metal grows.  According to statistics released on the World Steel Association website, www.worldsteel.org, China accounted for 47% of the world’s total crude steel output in 2009 and is estimated to have produced a record 600 million metric tons in 2010. Increased production of steel in China has also led to increased pollution.  In fact, within China’s industrial sector the steel industry accounts for 15% of aggregate energy consumption, 14% of aggregate wastewater production and 17% of aggregate solid waste emission. (1)   The processes of smelting, coking and steel casting, contribute in excess of 70% of the total pollution and energy consumed within the steel industry itself.(2)

(1) PRC Ministry of Industry and Information Technology “Steel and Coking Industry CDQ Technology Marketing and Implementation Plan” January 20, 2010.   (“The MIIT Implementation Plan”)

(2) Ibid.

Coking is the process by which coke is produced, a basic raw material used in the production of steel. To produce coke, coal is baked in an oxygen-free coke oven at an extremely high temperate and then rapidly cooled.  In the conventional cooling process, coke wet quenching, the hot coke is drenched with cold water, emitting noxious gases and wasting heat energy contained in the hot coke.

In contrast, the modern CDQ system cools coke by circulating an inert gas in an enclosed heat exchange system. A CDQ system reduces the harmful environmental effects caused by coke wet quenching because water is not contaminated with toxic pollutants and air pollutants are not released. In addition, a CDQ system can recycle the wasted heat produced during the coking process to generate electricity and/or steam. Compared to the coke wet quenching process, a steel mill using 2 CDQ systems can produce approximately 167 gigawatt hours of electricity from waste heat annually, saving approximately $9.2 million each year on electricity costs, saving approximately 3.7 million tons of water and reducing carbon dioxide emissions by approximately 130,000 metric tons.(3)

In light of the environmental benefits a CDQ system provides, China’s Ministry of Industry and Information Technology, or MIIT, mandated in July 2010 that the construction of new coke ovens or the reconstruction of old coke ovens be accompanied by the installation of a complete CDQ system. The MIIT targeted 90% of coking output by large and medium size steel mills and coking plants and 40% of coking output from the entire coking industry to be produced using the CDQ method before 2013.(4)

In addition, the PRC’s 12th Five Year Plan seeks to further curb the environmental pressures caused by the China domestic steel industry through industry consolidation. Currently, China’s steel industry consists of many small inefficient steel mills that use outdated production methods that cause environmental degradation, such as coke wet quenching. By consolidating these small steel mills into larger steel mills, the PRC hopes to increase the percentage of steel output that is produced through more environmentally friendly methods, such as coke dry quenching. (5)

Products

CDQ Transport Cars

We design and manufacture CDQ transport cars that are key components of a CDQ system.

The primary markets for FusionTech’s CDQ transport cars are new steel mills and coking plants in the China domestic market and existing steel mills and coking plants being modernized or seeking replacements for existing CDQ transport cars. Management estimates that CDQ transport cars have a useful life expectancy of approximately ten years.

A CDQ system typically requires three coke drum carriers, three coke drums and two CDQ transport cars. A coke drum carrier is a long flatcar that runs along a railway and is used to hold a coke drum, a large cylindrical container made of metal used to hold coke. The CDQ transport car is a powered locomotive engine that connects to the drum carrier and pulls it along the railway from the coke oven to the CDQ machine for processing. An operator controls the speed of the car from a control room located on top of the CDQ transport car.

FusionTech manufactures CDQ transport cars by welding together steel plates to form the car’s structure and then integrating electronic components such as engines, wheels and mechanical controls. Manufacture of CDQ transport cars requires advanced technical knowledge as CDQ transport cars must be acutely responsive to an operator’s commands to ensure the CDQ transport car stops at a precise location where dangerous hot coke can be loaded and unloaded safely. Management believes that FusionTech’s CDQ transport cars are known in the coking industry for their high quality and competitive pricing.
CDQ Transport Car for 6.25m Coke Oven

(3) United Nations Framework Convention on Climate Change: Baotou Iron & Steel CDQ and Waste Heat Utilization for Electricity Generation Project, 03/08/2007, and “CDQ-Modern coking technology,” by Anhui Vocational College of Metallurgy and Technology. Assumptions made in calculations: Steel mill using two CDQ systems, each with 125 tons/hour coal capacity and 15 megawatt electricity generating capacity, and $0.055/kilowatt hour (based on average cost per KWH paid by Huaneng in 2009).

(4) MIIT Implementation Plan.

(5) Ibid.

Coke Oven Elevator

We design and manufacture coke oven elevators used by workers to access the top of coke ovens where they can repair damages and prevent toxic leaks.

We sell our coke oven elevators to new steel mills and coking plants in China and to steel mills and coking plants that are replacing and/or reconstructing old coke oven elevators. Management estimates that coke oven elevators have a useful life expectancy of approximately ten years.

According to the U.S. Department of Energy, the largest environmental issue with the steelmaking process is the carburizing of coal into coke for use in the iron-making process.(6) Coke ovens, in addition to emitting dust and particulate emissions, produce noxious gases including nitrogen oxide, carbon monoxide and carbon dioxide. The PRC government has stated publicly that it plans to respond to these environmental issues by including new pollutants such as nitrogen oxide in its emission control list in China’s 12th Five Year Plan.(7)
Coke Oven Elevators for 7.63m Coke Oven

Regular coke oven maintenance through inspection and repair is one of the primary ways emissions of nitrogen oxide, carbon monoxide and carbon dioxide can be reduced during the coking process. We are one of the few manufacturers in China for coke oven elevators that attach to coke ovens that are 7 meters and 7.63 high. Demand for coke oven elevators for these specifications is increasing as smaller steel mills are consolidated into larger steel mills that typically use taller coke ovens. Management also believes that FusionTech’s coke oven elevators for these specifications are of superior quality because they are powered by an internal battery as opposed to diesel fuel.

Production

We manufacture our clean technology coke oven products and core coke oven products in our three facilities in Liaoning Province, China. Our manufacturing operations principally consist of welding together large steel plates and integrating electronic components. We base our production schedule on customer orders and schedule deliveries on a just-in-time basis.   It takes us approximately six months to design and manufacture a CDQ transport car according to our customers’ specifications. Coke oven elevators can be designed and manufactured within three months. We received ISO 9001:2008 Quality Management System certification in January 2008, a certification that demonstrates our adherence to formalized business processes and our ability to consistently produce products meeting customer requirements. We have implemented comprehensive quality control procedures, including non-destructive tests for defect detection conducted by our own quality control group. As of December 31, 2010, the Company’s quality control group consisted of 10 full-time employees.

Sales and Marketing

As of December 31, 2010, we employed 10 full-time sales people to sell and market our products directly to customers. Our sales people also engage in bidding for specific projects and maintain our relationships with long-term customers. We sell our products directly to large and medium size Chinese domestic steel mills and coking plants and through four general contractors that are contracted by steel mills and coking plants to install CDQ systems. We fund our marketing costs through working capital.

Suppliers

Our principal raw material purchases are carbon steel, stainless steel and mechanical and electrical components. We have several suppliers for each of the materials we use to manufacture our products. We believe we will be able to obtain an adequate supply of steel and mechanical and electrical components to meet our manufacturing requirements. We maintain a good business relationship with all of our suppliers.

(6) United States Department of Energy. “Steel Industry Technology Roadmap.” December 2001. Available at http://www1.eere.energy.gov/industry/steel/roadmap.html.

(7) Jing, Li. “New pollution reduction targets listed.” China Daily.  January 26, 2010.

Customers

Our customers are large and medium size steel mills and coking plants in China. We sell our products directly to these steel mills and coking plants or through four general contractors of CDQ systems in China who are contracted by steel mills and coking plants to install CDQ systems. We believe we have strong business relationships with these general contractors, ACRE Coking and Refractory Engineering Consulting Corporation Co., Ltd., Sinosteel Equipment and Engineering Co., Ltd., China-Japan Energy and Environment Engineering Technology Co., Ltd. and Jinan Iron and Steel Corp.

In 2010, our three largest customers, Sinosteel Equipment and Engineering Co., Ltd, ACRE Coking and Refractory Engineering Consulting Corporation, Co. Ltd., and Jinan Iron and Steel Corp., accounted for approximately 26%, 23%, and 19%, respectively, of our total revenues. In 2009 these three customers accounted for approximately 28%, 32%, and 8%, respectively, of our total revenues.

We do not have any material contracts with any of our customers with respect to our clean coking and related products business. We execute standard sales contracts and purchase orders in the ordinary course of business, forms of which are provided by our major customers, for the clean coking and related products we manufacture.

Intellectual Property

We rely on the patent laws in China, confidentiality procedures and contractual provisions to protect our intellectual property and maintain our competitive edge in the marketplace. We own seven patents, three for different models of our CDQ transport cars, one for our coke oven elevator, one for our coal cleaning machine, one for our steel belt feeding roller and one for our smoke transfer car.  One of our CDQ transport car patents will expire in 2016 and two will expire in 2017. Our coke oven elevator patent will expire in 2019, our coal cleaning machine patent will expire in 2018 and our steel belt feeding roller and smoke transfer car patents will expire in 2020.

All of our patents were filed in the Company’s name and have been solely owned by the Company since the date of their initial grant. As we continue to develop our clean technology coke oven products we will apply for new patents to protect our innovations.

Competition

Our coking products compete against China domestic manufacturers and international manufacturers.  The manufacturing industry for coking products in China is highly fragmented with many different manufacturers holding small shares of the total market. Our primary international competitors for CDQ transport cars are Nippon Steel Corporation and Schalke GmbH. Our deep industry expertise for the past 18 years has allowed us to successfully design and manufacture products that we believe meet the demand and satisfaction of our clients. We believe we have strong relationships with our existing customers and that our products are recognized for their high quality and innovation. Many of our competitors have manufacturing operations that span many different heavy machinery industries and may have larger operations and greater financial resources than us. We plan to remain competitive by continuing to market our 18-year operating history, our reputation for superior products, by funding research and development to improve our current line of clean technology coke oven products and by focusing on developing new innovative products that focus on environmental conservation. We believe we have the following competitive advantages:

•	Proprietary product designs - We own seven different patents including three for different models of our CDQ transport cars.

•
Award winning technology – We designed and manufactured a CDQ transport car that was an integral component of a major CDQ project commenced in 2004 in Maanshan, China. This CDQ project received the Metallurgical Technology First Class Award from the China Iron and Steel Association and the Chinese Society for Metals in 2005. In 2009, this CDQ project also received the National Science and Technology Second Class Award.

•
Strong business relationships – We have strong business relationships with four key CDQ general contractors. Management believes its relationships with these contractors will continue, providing the Company with a valuable and growing distribution channel for its clean technology coke oven products.

•
Industry Experience – We have been operating for 18 years and are led by our Chief Executive Officer, Lixin Wang, who has over 30 years of metallurgical, heavy machinery and coke industry experience.  We have also been able to adapt our business to accommodate the changing needs of our customers. At our inception in 1992, we only manufactured traditional core coke oven products. In 2002, we were able to successfully expand our product offerings to include coke dry quenching products.

•	Customer Service – We work closely with our customers to design and manufacture products to their custom specifications. Our technical staff provides onsite guidance through the installation process.

Seasonality

We typically experience stronger sales in the third and fourth quarters of our fiscal year ending December 31st. General contractors of CDQ systems, coking plants and steel mills typically place their orders with us at the beginning of each fiscal year. We typically ship these orders and record our revenues in the second half of our fiscal year.

Employees

As of December 31, 2010, we had a total of 178 full-time employees, all of whom are in China. We plan to hire an additional 100 full-time employees by the end of 2011. We believe that relations with our employees are satisfactory and retention has been stable. We enter into standard labor contracts with our employees as required by the PRC government and adhere to state and provincial employment regulations. We provide our employees with all social insurance as required by state and provincial laws, including pension, unemployment, basic medical and workplace injury insurance. These state mandated programs are sponsored by state and provincial governments. We do not maintain any material Company-sponsored benefit programs for our executive officers or other employees. We have no collective bargaining agreements with our employees.

Planned Expansion: Steel Plate Fusion

In the third quarter of 2011, we plan to expand our existing operations to offer our proprietary Steel Plate Fusion services to China steel plate manufacturers of clad steel plates and extra-thick carbon steel plates.

A clad steel plate is a steel plate currently manufactured by welding a stainless steel plate with a carbon steel plate. Clad steel plates have the structural strength of carbon steel and the anticorrosive and heat resistant properties of stainless steel, but are less costly than pure stainless steel plates because they use a less expensive carbon steel layer.  Clad steel plates can be used for industrial applications that conventionally require stainless steel plates such as the construction of ships, piping, nuclear reactors, pressure vessels, heat exchangers, power generation equipment and coking equipment, all of which require the anti-corrosive and heat resistant properties of stainless steel.

An extra-thick carbon steel plate is a carbon steel plate over 80 millimeters thick that is currently manufactured through mold casting or electroslag remelting. Extra-thick carbon steel plates are used in heavy industrial applications such as the construction of ships, bridges, buildings, metallurgical equipment, mining equipment and power generation equipment, all of which require the strength and endurance of extra-thick carbon steel plates.

Zero Power Intelligence Research expects the China domestic clad steel plate and extra-thick carbon steel plate market to experience double-digit growth over the next five years. The market demand for clad steel plates is estimated to have been 2.4 million tonnes or $6.1 billion in 2010. The demand for clad steel plates is expected to grow to 8.5 million tonnes or $22 billion by 2015. The market demand for extra-thick carbon steel plates is estimated to have been 8.2 million tonnes or $9 billion in 2010. By 2015, demand is expected to increase to 26 million tonnes or $28.7 billion.8

We believe Steel Plate Fusion will transform clad steel plate and extra-thick carbon steel plate manufacturing in China as it is a unique and innovative method of production that will offer significant cost savings and production efficiencies to China steel plate manufacturers who use existing methods.

(8) Zero Power Intelligence Research “China Thick Steel Plate Industry Research and Analysis” 2010.  (the “Steel Plate Report”)

Existing Production Methods

Clad Steel Plates

Current clad steel plate manufacturing occurs through a three-step process:

1.	Continuous casting - Molten steel is transformed into a thick rectangular slab of carbon or stainless steel through a process known as continuous casting.

2.	The carbon and stainless steel slabs are hot rolled through a steel rolling mill which flattens and compresses the slabs into rectangular carbon and stainless steel plates.

3.
The stainless steel plate is then welded to the carbon steel plate through a technique known as explosion welding. Explosion welding uses force generated from controlled explosions to weld together two dissimilar metal plates. It is the most commonly used method of welding together metal plates in China.

The end product is a clad steel plate which is comprised of a carbon steel plate and the anti-corrosive layer of a stainless steel plate. Explosion welding is an inherently dangerous activity and requires costly safety precautions to ensure worker safety. Additionally, the explosions used to weld the plates together can often produce unwanted bubbles on the outer surface of the plate, requiring significant time and expense on the part of the steel plate manufacturer to remove.

Extra-Thick Carbon Steel Plates

Extra-thick carbon steel plates are currently manufactured through either one of two processes: mold casting or electroslag remelting.

1.
Mold Casting - Molten steel is poured into a rectangular cast and cooled until it solidifies. The resultant thick steel slab is hot rolled through a steel rolling mill to produce a compressed extra-thick carbon steel plate. Mold casting is currently the most commonly used method to produce extra-thick carbon steel plates in China. However, mold casting is considered a timely process that produces a low quality steel plate.

2.
Electroslag Remelting (ESR) – Molten steel is solidified into a thick rectangular slab through continuous casting and then remelted in a metal mold. Once the remelted slab is cooled and solidified within the mold it is compressed through a steel rolling mill to produce an extra-thick carbon steel plate. ESR is used instead of mold casting for certain industry applications that require higher quality plates because it produces an extra-thick carbon steel plate with fewer flaws. However, ESR is costlier than mold casting because the steel is melted twice and the rejection rate for the final steel plate is higher.

Steel Plate Fusion

Steel Plate Fusion is our proprietary technology that we believe is the first and only of its kind in China. We plan to offer Steel Plate Fusion as a value added service to steel plate manufacturers in China. We believe Steel Plate Fusion will be in high demand as it will lower production costs and improve efficiencies in the manufacture of clad steel plates and extra-thick carbon steel plates.

Steel Plate Fusion uses electron-beam welding technology and a proprietary process of manipulation of pressure and temperature to fuse together large metal slabs used in the production of clad steel plates and extra-thick carbon steel plates. Electron-beam welding is a fusion welding process that was first developed in 1958 to weld together component parts used in products such as jet engines, electric motors and automobiles. Electron-beam welding employs a high-velocity electron beam in a vacuum to fuse together desired components. Through research and development, FusionTech modified traditional electron beam welding technology so that it could be used to fuse together large metal slabs to produce clad steel plates or extra-thick carbon steel plates. Management believes that Steel Plate Fusion will be a cheaper, faster and higher yielding method of clad steel plate and extra-thick carbon steel plate production in China, as compared to current methods of production.

In the first step of the Steel Plate Fusion process, the steel plate manufacturer processes coal, limestone and iron ore in a blast furnace to produce molten steel. The molten steel is then transformed into rectangular steel slabs through the continuous casting process. After the slabs have cooled and solidified, a truck transports the steel slabs to our processing facilities which are adjacent to the steel plate manufacturing plant. At our facility our staff mounts the rectangular steel slabs and fuses them together using Steel Plate Fusion. The fused slab is then transported back to the steel plate manufacturer where it is heated and compressed through a steel rolling mill to produce the final clad steel plate or extra-thick carbon steel plate.

During our testing of Steel Plate Fusion we successfully produced clad steel plates and extra-thick carbon steel plates in the facilities of a large steel plate manufacturer in China. Microscopic and x-ray testing of the steel slabs fused together through Steel Plate Fusion exceeded the stringent testing standards required by steel plate manufacturers who produce clad steel plates and extra-thick carbon steel plates. According to our tests, the final clad steel plates and extra-thick carbon steel plates produced through Steel Plate Fusion are of higher quality than those produced through explosion welding or mold casting respectively. The clad steel plates produced through Steel Plate Fusion were also free of air bubbles often present in clad steel plates manufactured through explosion welding.

Additionally, we were able to produce extra-thick carbon steel plates thicker than 100 millimeters and with an overall lower rejection rate than plates produced through mold casting or electroslag remelting. Steel Plate Fusion uses continuous casting in the production of extra-thick carbon steel plates while mold casting cannot be processed in this fashion. Continuous casting is generally accepted as the cheapest and most efficient method of producing metal slabs up to a certain thickness and also produces a higher quality end product. In addition, Steel Plate Fusion does not require the added step of remelting the solidified metal slab prior to compression in the steel rolling mill as does electroslag remelting, thereby saving time and expense in the production process.

Steel Plate Fusion Intellectual Property

We filed an application in the Company’s name for an invention patent covering Steel Plate Fusion in China on September 13, 2010.  If the invention patent is granted, it will be solely owned by the Company.  If granted, the invention patent will prevent competitors from utilizing our patented technology for a period of 20 years as compared to only 10 years for a utility patent. We believe our application for an invention patent will be approved as no other company in China uses technology similar to the technology utilized in our Steel Plate Fusion process.

Although the application process takes approximately 18 months to complete, the filing of an invention patent in China grants the applicant temporary protection during this time. Should any competitor in China seek to use the technology for which we have applied for patent protection in their own operations, FusionTech intends to protect its rights to the fullest extent permissible under the law.

The operation of Steel Plate Fusion requires specific skills and operational knowledge to prevent defects in production and waste of expensive raw materials. We also protect our operational knowledge of Steel Plate Fusion as a trade secret. FusionTech has implemented confidentiality procedures and contractual provisions with its employees who work with proprietary information related to Steel Plate Fusion.  We will also require steel plate manufacturers who work with FusionTech to follow strict confidentiality procedures with respect to Steel Plate Fusion. We believe these steps will adequately protect our proprietary knowledge of the operational and technical aspects of Steel Plate Fusion.

Potential Customers

We believe our customer base for Steel Plate Fusion will be medium and large-scale steel plate manufacturers across China who produce clad steel plates and extra-thick carbon steel plates. We believe Steel Plate Fusion offers cost, quality and efficiency advantages over current methods of clad steel plate and extra-thick carbon steel plate production that will help drive demand for our services.

We plan to market our Steel Plate Fusion technology directly to steel plate manufacturers across China through our existing sales team for our clean technology coke oven products. We believe that our pre-existing relationships with steel manufacturers formed through the sale of our coking products will provide excellent marketing and sales channels for our Steel Plate Fusion value added service.

In the third quarter of 2011, we plan to provide Steel Plate Fusion to a large steel plate manufacturer in northern China, Minmetals Yingkou. Minmetals Yingkou is an established steel plate manufacturer in China with over 30 years of experience in producing steel plates. It is a subsidiary of the reputable China Minmetals Corporation, a Fortune Global 500 Company based in China focusing on the development and production of metals and minerals.

FusionTech is currently constructing a Steel Plate Fusion processing facility adjacent to Minmetals Yingkou’s steel plate production facilities. Minmetals Yingkou will produce carbon and stainless steel slabs using its own continuous casting machinery, and the slabs will then be sent to the adjacent FusionTech processing facility to be fused together using Steel Plate Fusion. These fused metal slabs will then be sent back to the Minmetals Yingkou facilities to be compressed by rolling machinery into finished clad steel plates and extra-thick carbon steel plates. The Company plans to hire an additional 70 employees to work in the Steel Plate Fusion processing facility in Yingkou.

Minmetals Yingkou is responsible for selling the steel plates to their customers. Minmetals Yingkou plans to use its existing distribution network and customer relationships to sell and market the clad steel plates and extra-thick carbon steel plates manufactured using Steel Plate Fusion. The agreement provides for the production of 200,000 tonnes of steel plates per year, adjustable based on market demand to 500,000 tonnes per year. We will receive a processing fee based on the size, type and number of tonnes of fused metal slabs produced. The processing fee is renegotiable based on the market demand for the final steel plates produced.

FusionTech plans to use a similar business model with other medium and large-scale steel plate manufacturers across China. We believe this model of expansion, where we build processing factories adjacent to major China steel plate manufacturers and charge a value added fee, will provide us with a first mover advantage and discourage potential competitors from entering our newly created market.

Steel Plate Fusion Business Strategy

We believe that we are the only company in China to offer Steel Plate Fusion as a method of producing clad steel plates and extra-thick carbon steel plates. We believe that the production efficiencies, quality improvement and cost savings offered by Steel Plate Fusion will enable us to successfully compete in a market dominated by less efficient and more costly production methods. We plan to remain competitive by vigorously protecting our intellectual property and heavily marketing our Steel Plate Fusion technology as the low-cost, higher efficiency alternative to current production methods for clad steel plates and extra-thick carbon steel plates. Our business strategy contains four key elements:

•
First mover advantage –We believe our Steel Plate Fusion services will be successful because FusionTech is the only company to offer this low cost and high efficiency method of producing clad steel plates and extra-thick carbon steel plates in China, the market demand for which are expected to grow in the next five years by 262% and 217% respectively, according to the Steel Plate Report.

•
Established barriers to entry –FusionTech has applied for an invention patent for Steel Plate Fusion which, if granted, will provide legal protection for our proprietary technology for twenty years.  We believe that the invention patent will be approved. Additionally, we believe our expansion model, where we build processing facilities next to steel plate manufacturers we have contracted with, will strengthen our presence throughout different areas of China and discourage potential competitors.

•
Significant costs savings and higher efficiencies over existing technologies – Based on our testing of Steel Plate Fusion, management estimates that Steel Plate Fusion technology will save steel plate manufacturers considerable costs, time, resources and help to expand production output of both clad steel plates and extra-thick carbon steel plates.

•
Asset-light, value added service business model - Management plans to offer Steel Plate Fusion as a value added service to large steel manufacturers rather than becoming a horizontally integrated manufacturer of clad steel plates and extra-thick carbon steel plates, which would require extensive capital investment to produce a final product. As a result, FusionTech will not invest in expensive continuous casting and steel rolling equipment. Our business strategy allows us to leverage the existing distribution network and customer base of Minmetals Yingkou as opposed to taking the risk of developing our own market for clad steel plates and extra-thick carbon steel plates.

Research and Development

We spent $262,675 and $140,700 on research and development in 2010 and 2009, respectively. We continue to evaluate opportunities to develop new products and will increase or decrease expenditures for research and development accordingly.

Governmental and Environmental Regulation

Environmental Matters

We are subject to the National Environmental Protection Law of the PRC as well as local laws regarding pollutant discharge, air, water and noise pollution, with which we comply. Neither the manufacturing of our coke oven products nor the fusion of steel plates using our Steel Plate Fusion technology generates any material air emission, waste water discharge, solid waste or noise pollution.  As such, we do not currently incur any material costs in order to comply with applicable environmental laws.

We are not subject to any other government regulations that would require us to obtain a special license or approval from the PRC government to operate our coke oven products business or Steel Plate Fusion services.

M&A Rules

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and SAFE jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006, and was amended by MOFCOM on June 22, 2009 (the “M&A Rules”). According to Rule 52 of the M&A Rules and Guidance Manual on Administration of Entry of Foreign Investment, as amended, issued by the Department of Foreign Investment Administration of the Ministry of Commerce in December 2008, conversion from a joint venture enterprise to a wholly owned foreign entity by way of equity transfer from a Chinese party to a foreign shareholder or investor, shall not be subject to the M&A Rules.

The M&A Rules also require offshore companies formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC operating companies or individuals to obtain the approval of the CSRC prior to the public listing of their securities on an overseas stock exchange. On September 21, 2006, pursuant to the M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (“Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles. However, the CSRC currently has not issued any definitive rule concerning whether the transactions effected by the overseas listing would be subject to the M&A Rules and Related Clarifications. Article 238 of the PRC Securities Law also provides that any domestic enterprise that directly or indirectly issues any securities abroad or lists its securities abroad for trading shall be subject to the approval of the securities regulatory authority under the State Council according to the relevant provisions of the State Council.

The M&A Rules do not have express provisions in terms of penalties for failure to obtain CSRC approval prior to the public listing of our securities. However, there are substantial uncertainties regarding the interpretation, application and enforcement of the above rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company similar to ours is subject to the approval of CSRC. Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

Notwithstanding the foregoing, we have been advised by our PRC counsel that the M&A Rules did not apply to our share exchange transaction. The share exchange did not require CSRC approval because we were not a special purpose vehicle formed or controlled by PRC operating companies or PRC individuals and because our foreign ownership of Dalian is qualified as a foreign joint venture, it is not subject to the M&A Rules.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by MOFCOM and the National Development and Reform Commission (“NDRC”) in 2007 classified various industries/business into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry or business not covered by any of these three categories, they will be deemed an industry or business permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries and businesses are usually 100% open to foreign investment and ownership. With regard to those industries or businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. The reason that our business is not subject to limitation on foreign investment and ownership is as follows:

(i) our business, including the proposed steel plate fusion services, falls under the class that is encouraged for foreign investment and open to 100% foreign investment and ownership; and

(ii) our business does not fall under the industry categories that are restricted to or prohibited from foreign investment.

Item 1A. Risk Factors.

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our securities. Many of these events are outside of our control. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

Our plans for growth rely on a new business that we have not yet commenced. This line of business will be critical to our success in the future, and if it is unsuccessful our potential for growth may be adversely affected.

Steel Plate Fusion is a new service offered by the Company that will commence operations in the third quarter of 2011. While we have already signed an agreement with a large steel plate manufacturer in China to provide these services, we have not yet commenced mass production at any facility.  We cannot assure you that large scale production will be profitable or that the production techniques we use will be suitable for mass production. Moreover, while during the testing of Steel Plate Fusion we successfully produced clad and extra-thick carbon steel plates and the final produced steel plates met or exceeded the quality standards required by our customer, we cannot assure you that we will be able to maintain such standards when we commence mass production. Therefore we cannot assure you that Steel Plate Fusion will be a profitable line of business and will ultimately succeed as currently planned. Any significant setback in our plans for Steel Plate Fusion may adversely affect our future profitability and potential for growth.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the planned expansion of our business to offer Steel Plate Fusion services we will likely require additional capital to fund our operations of approximately $9 million in 2011. Management anticipates that our existing capital resources and cash flows from operations and current short-term bank loans will be adequate to satisfy our liquidity requirements for our current business for the next 12 months. However, if available liquidity is not sufficient to meet our plans for expansion, current operating expenses and loan obligations as they come due, our plans include pursuing alternative financing arrangements. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

▪	investors’ perceptions of, and demand for, companies in our industry;

▪	investors’ perceptions of, and demand for, companies operating in China;

▪	conditions of the United States and other capital markets in which we may seek to raise funds;

▪	our future results of operations, financial condition and cash flows;

▪	governmental regulation of foreign investment in companies in particular countries;

▪	economic, political and other conditions in the United States, China, and other countries; and

▪	governmental policies relating to foreign currency borrowings.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance we will obtain the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences or superior voting rights, be combined with the issuance of warrants or other derivative securities, or be the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness or to fund our operations. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We are a major purchaser of certain raw materials that we use in the manufacturing process of our clean coking and related products, and price changes for the commodities we depend on may adversely affect our profitability.

The Company’s largest raw materials purchases consist of stainless steel and carbon steel. As such, fluctuations in the price of steel in the China domestic market will have an impact on the Company’s operating costs and related profits. International steel prices were lower in 2009 than in 2008, but prices have increased in 2010 along with the general economic recovery. The iron ore import price in China has also increased since 2009, which will impact the price and volume of steel produced by the China domestic steel industry.

Our profitability depends in part upon the margin between the cost to us of certain raw materials, such as stainless steel and carbon steel, used in the manufacturing process, as well as our fabrication costs associated with converting such raw materials into assembled products, compared to the selling price of our products, and the overall supply of raw materials. It is our intention to base the selling prices of our products in part upon the associated raw materials costs to us. However, we may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of the raw materials through to our customers. Although we are currently able to obtain adequate supplies of raw materials, it is impossible to predict future availability or pricing. The inability to offset price increases of raw materials by sufficient product price increases, and our inability to obtain raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

The Company does not engage in hedging transactions to protect against raw material fluctuations, but attempts to mitigate the short-term risks of price swings by purchasing raw materials in advance.

We derive a substantial part of our revenues from a few major customers. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected.

Our three largest customers accounted for approximately 68% of total sales for the fiscal year ended December 31, 2010, and our largest customer accounted for approximately 26% of total sales in the fiscal year ended December 31, 2010. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us our revenues and profitability may be seriously affected. We do not foresee our relying on these same customers for revenue generation as we introduce new product lines, new generations of existing product lines and expand our business to include Steel Plate Fusion services. We cannot be assured, however, that we will be able to successfully introduce new products or services.

In addition, we currently only have one prospective customer, Minmetals Yingkou, for our Steel Plate Fusion services. Our success in developing the Steel Plate Fusion business depends, in part, upon our delivery of products to our customer that meets their specifications in a timely, cost-effective manner. If we are unable to deliver products in this manner this customer could terminate our relationship, which would adversely affect our plans for growth. We cannot assure you that we will be able to diversify our services by entering into relationships with steel plate manufacturers in the future.

We may lose customers for our traditional coke oven products due to consolidation of the steel industry in China.

We currently sell our traditional coke oven products to a number of medium size steel mills and coking plants in China. If these medium size steel mills and coking plants are forced to close or consolidate with larger operations, we may lose them as our customers. While we believe that consolidation of the steel industry in China will increase the demand for our clean coking products as larger steel mills and coking plants with greater capital resources are formed, there are no guarantees that we will be able to successfully retain these larger steel mills and coking plants as our customers.

The steel industry is cyclical in nature and is subject to the fluctuations of the global economy, a downturn in which could adversely affect our revenues and the profitability of our planned expansion into Steel Plate Fusion.

Our clean coking and related products are used by large and medium size steel mills and coking plants in China whose businesses are dependent on the strength of the global steel industry. Any drop in the demand for steel due to global economic factors may cause these steel mills and coking plants to reduce their level of capital expenditures which in turn could adversely affect our revenues from our coke oven products. Such an occurrence may also negatively affect the profitability of our planned expansion into Steel Plate Fusion.

If we are not able to manage our growth, we may not be profitable.

Our continued success will depend on our ability to expand and manage our operations and facilities. There can be no assurance we will be able to manage our growth, meet the staffing requirements for our current or planned business or successfully assimilate and train new employees. In addition, to manage our growth effectively, we may be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance the management skills and systems currently in place will be adequate. Moreover, there can be no assurance we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

Our accounts receivables remain outstanding for a significant period of time, which has a negative impact on our cash flow and liquidity.

Our agreements with our customers related to our clean coking and related products generally provide that approximately 30% of the purchase price is due upon the placement of an order, 30% when the manufacturing process is substantially complete and 30% upon customer acceptance of the product. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of our warranty period, which is typically a negotiated term of up to 12 to 18 months from the acceptance date. Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue.

We do not accrue any warranty reserve on our products. Moreover, we have no historical basis on which to establish a reserve because of our limited operating history and lack of warranty expense since we began production.

We offer a warranty on our products to each of our customers to repair or replace any defective product during the warranty term, which is a negotiated term of up to 18 months from the customer acceptance date, but currently we record no reserve for warranty claims. Warranty expense accrual is a company estimate of future warranty claims based primarily on testing and quality control procedures with consideration also given to the history of prior warranty claims and our abbreviated operating history. Although we have not and do not currently intend to accrue warranty expense, if we incur warranty claims in the future, we would be required to make a reserve for warranty expense.

We may experience material disruptions to our operations.

We depend upon three facilities to operate our business. While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including: prolonged power failures; equipment failures; disruptions in the transportation infrastructure including roads, bridges, railroad tracks; and fires, floods, earthquakes, acts of war, or other catastrophes.

We cannot be certain our innovations and marketing successes will continue.

We believe our past performance has been based on, and our future success will depend, in part, upon our ability to continue to improve our existing products through product innovation and to develop, market and produce new products and services. We cannot assure you that we will be successful in introducing, marketing and producing any new products or services, or that we will develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products or services and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

The technology used in our products and services may not satisfy the changing needs of our customers.

While we believe we have hired or engaged personnel who have the experience and ability necessary to keep pace with advances in technology, and while we continue to seek out and develop “next generation” technology through our research and development efforts, there is no guarantee we will be able to keep pace with technological developments and market demands in our target industries and markets. Although certain technologies in the industries we occupy are well established, we believe our future success depends in part on our ability to enhance our existing products and develop new products and services in order to continue to meet customer demands. With any technology, including the technology of our current and proposed products and services, there are risks that the technology may not address successfully all of our customers’ needs. Moreover, our customers’ needs may change or vary. This may affect the ability of our present or proposed products and services to address all of our customers’ ultimate technology needs in an economically feasible manner, which could have a material adverse affect on our business.

We may not be able to keep pace with competition in our industry.

Our clean coking and related products business is subject to risks associated with competition from new or existing industry participants who may have more resources and better access to capital. The manufacturing industry for coking products in China is highly fragmented with many different manufacturers holding small shares of the total market. Our primary international competitors for our CDQ transport cars are Nippon Steel Corporation and Schalke GmbH. Many of our competitors and potential competitors may have substantially greater financial and government support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Among other things, these industry participants compete with us based upon price, quality, location and available capacity. We cannot be sure we will have the resources or expertise to compete successfully in the future. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs to increase market share. We cannot be sure we will be able to match cost reductions by our competitors or that we will be able to succeed in the face of current or future competition.

We will face different market dynamics and competition as we develop new products and services to expand our target markets. In some markets, our future competitors would have greater brand recognition and broader distribution than we currently enjoy. We may not be as successful as our competitors in generating revenues in those markets due to lower recognition of our brand, lower customer acceptance, lower product quality history and other factors. As a result, any new expansion efforts could be more costly and less profitable than our efforts in our existing markets.

If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be impacted negatively and we could lose market share, any of which could materially harm our business.

Our coking products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Despite testing by us, defects may be found in existing or new products. Any such defects could cause us to incur significant return and exchange costs, re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver defective products, our credibility and the market acceptance and sales of our products could be harmed.

The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.

Material failure of any of our clean coking or related products would have a material adverse affect on our business. Customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, some of our products are integral to the production process for some end-users and any failure of our products could result in a suspension of their operations. Although we have a quality control group consisting of 10 employees specifically charged with inspecting our products prior to delivery, we cannot be certain our products will be completely free from defects. Moreover, we do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. While we have not yet experienced any product liability claims against us, we cannot predict whether product liability claims will be brought against us in the future or the impact of any resulting negative publicity on our business. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments.

Our Steel Plate Fusion technology and the steel plates it is used to produce may contain defects, which could adversely affect our planned business expansion.

While the tests we have conducted on our Steel Plate Fusion technology have revealed no defects in the technology or in the steel plates produced, we have not used Steel Plate Fusion to produce a large quantity of steel plates, and will not do so until the third quarter of 2011. We cannot be certain that when the technology is used to produce a large quantity of steel plates that the final produced steel plates will be free of defects. Any such defects could adversely affect our planned business expansion.

We may not be able to protect our technology and other proprietary rights adequately.

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties, both domestically and abroad. Despite our efforts, any of the following may reduce the value of our owned and used intellectual property:

▪	issued patents and trademarks that we own or have the right to use may not provide us with any competitive advantages;

▪	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology or that of those from whom we license our rights to use;

▪	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop; or

▪
another party may obtain a blocking patent and we or our licensors would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

Effective protection of intellectual property rights may be unavailable or limited in certain foreign countries. If we are unable to protect our proprietary rights adequately, it would have a negative impact on our operations.

We may be subject to claims that we have infringed the proprietary rights of others, which could require us to obtain a license or change designs.

Although we do not believe any of our products or services infringe upon the proprietary rights of others, there is no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not have a material adverse affect on our business. Regardless of whether any such claims are valid or can be asserted successfully, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

Our application for an invention patent covering Steel Plate Fusion may not be granted, which could adversely impact our planned business expansion.

There can be no absolute assurances that the PRC State Intellectual Property Officer, or SIPO, will grant our patent. If we do not obtain a patent covering Steel Plate Fusion we will have to rely on protecting our Steel Plate Fusion technology from potential competitors as a trade secret, which may require greater resources and may not be as effective in protecting the technology from use by potential competitors.

Our business could be subject to environmental liabilities.

We are subject to the National Environmental Protection Law of the PRC as well as local laws regarding, pollutant discharge, air, water and noise pollution. Neither the manufacturing of our coke oven products nor the fusion of steel plates using our Steel Plate Fusion technology generates any material air emission, waste water discharge, solid waste or noise pollution at this time.  As such, we do not currently incur any material costs in order to comply with applicable environmental laws.  However, the risk of environmental liability and charges associated with maintaining compliance with PRC environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

If we lose our key personnel, or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely impacted.

We rely heavily on the expertise, experience and continued services of our senior management, including our Chief Executive Officer, Mr. Lixin Wang. Loss of his services could adversely impact our ability to achieve our business objectives.  Mr. Wang is a key factor in our success because of his extensive industry experience and reputation. The continued development and planned expansion of our business depends upon the continued employment of Mr. Wang. We do not currently have an employment agreement with Mr. Wang, and his standard labor contract does not include provisions for non-competition or confidentiality.

We believe our future success will depend upon our ability to retain key employees and our ability to attract and retain other skilled personnel. The rapid growth of the economy in China has caused intense competition for qualified personnel. We cannot guarantee that any employee will remain employed by us for any definite period of time or that we will be able to attract, train or retain qualified personnel in the future. Such loss of personnel could have a material adverse effect on our business and company. Moreover, qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. We need to employ additional personnel, including employees to work on manufacturing our coking products, and employees to operate our Steel Plate Fusion services, in order to expand our business. There is no assurance we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

We will incur significant costs as a result of our operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

While we are a public company, our compliance costs prior to the Share Exchange in November 2010 were not substantial in light of our limited operations. Dalian never operated as a public company prior to the Share Exchange. As a public company with substantial operations, we will incur increased legal, accounting and other expenses. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders is time-consuming and costly.

It will also be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  Members of our management, including our Chief Financial Officer, have no experience operating a company whose securities are listed on a national securities exchange in the United States or with the rules and reporting practices required by the federal securities laws and applicable to a publicly traded company. We will need to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to provide certifications required by the Sarbanes-Oxley Act.

Our accounting personnel who are primarily responsible for the preparation and supervision of the preparation of our financial statements under generally accepted accounting principles in the United States (“U.S. GAAP”) have limited relevant education and training in U.S. GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to U.S. GAAP.

Our operations are in China and we have historically maintained our books and records in accordance with generally accepted accounting principles in the PRC (“PRC GAAP”). Prior to the Share Exchange, we were not required to comply with U.S. GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under U.S. GAAP have limited relevant education and training in U.S. GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to U.S. GAAP, which could affect our ability to prepare our financial statements in accordance with U.S. GAAP. We have taken steps to ensure that our financial statements are in accordance with U.S. GAAP, including our hiring of a U.S. accounting firm to work with our PRC accounting personnel and management to convert our books and records to U.S. GAAP and prepare our financial statements. In addition, our annual financial statements are audited by an independent auditor for compliance with U.S. GAAP and to ensure that all necessary and appropriate adjustments from PRC GAAP to U.S. GAAP have been made. However, the measures we have taken may not be sufficient to mitigate the foregoing risks associated with the limited education and training of our accounting personnel in U.S. GAAP and related SEC rules and regulations.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or prevent all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Capital outflow policies in China may hamper our ability to declare and pay dividends to our shareholders.

China has currency and capital transfer regulations, which may require us to comply with complex regulations for the movement of capital. Although our management believes we will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of China. In addition, under current PRC law, we must retain a reserve equal to 10% of net income after taxes, not to exceed 50% of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

We are a holding company that depends on cash flow from our wholly owned subsidiary to meet our obligations.

After the Share Exchange, we became a holding company with no material assets other than the stock of our wholly owned subsidiary, Dalian. Accordingly, Dalian will conduct all of our operations, which are responsible for research, production and delivery of goods. We currently expect that we will primarily retain the earnings and cash flow of our subsidiary for use by us in our operations.

All of Dalian’s liabilities survived the Share Exchange and there may be undisclosed liabilities that could have a negative impact on our financial condition.

Before the Share Exchange, certain due diligence activities on the Company and Dalian were performed by the Company, its auditors, and its attorneys. The due diligence process may not have revealed all liabilities (actual or contingent) of the Company and Dalian that existed or which may arise in the future relating to the Company’s activities before the consummation of the Share Exchange. Notwithstanding that all of the Company’s pre-closing liabilities were transferred to the seller pursuant to the terms of the Share Exchange Agreement, it is possible that claims for such liabilities may still be made against us, which we will be required to defend or otherwise resolve. The transfer pursuant to the Share Exchange Agreement may not be sufficient to protect us from claims and liabilities, and any breaches of related representations and warranties. Any liabilities remaining from the Company’s pre-closing activities could harm our financial condition and results of operations.

 New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

Changes to the U.S. Generally Accepted Accounting Principles arise from new and revised standards, interpretations, and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. In addition, these or other U.S. entities may issue new or revised Cost Accounting Standards or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position, and other financial measures.

We may not be able to attract the attention of major brokerage firms because we became public by means of a share exchange.

There may be risks associated with our becoming public through the Share Exchange Agreement. Analysts of major brokerage firms may not provide coverage for our company because there is no incentive for brokerage firms to recommend the purchase of our common stock. Furthermore, we can give no assurance that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Risks Related to Business in China

We face risks associated with managing domestic operations.

All of our operations are conducted in China. There are a number of risks inherent in doing business in such market, including the following:

▪	unfavorable political or economical factors;

▪	fluctuations in foreign currency exchange rates;

▪	potentially adverse tax consequences;

▪	unexpected legal or regulatory changes;

▪	lack of sufficient protection for intellectual property rights;

▪	difficulties in recruiting and retaining personnel, and managing international operations; and

▪	less developed infrastructure.

Our inability to manage successfully the risks in our China domestic activities could adversely affect our business. We can provide no assurances that any new market expansion will be successful because of the risks associated with conducting such operations, including the risks listed above.

China’s economic policies could affect our business.

All of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may have difficulty establishing adequate management, legal and financial controls in China.

Historically, China has not adopted a Western style of management or financial reporting concepts and practices, nor modern banking, computer and other control systems. For example, we have not traditionally operated through a Board of Directors or similar framework. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various national banks located in China. Our cash accounts are not insured or otherwise protected. Should any bank holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank.

We do not carry business insurance coverage and may incur losses due to business interruptions resulting from natural and man-made disasters.

The insurance industry in China is still in an early stage of development and insurance companies located in China offer limited business insurance products. We currently do not carry property and casualty insurance for our buildings, plant and equipment. Should any natural catastrophes such as earthquakes, floods, or any acts of terrorism occur where our primary operations are located and most of our employees are based, or elsewhere, we might suffer not only significant property damage, but also loss of revenues due to interruptions in our business operations. The occurrence of a significant event for which we are not fully insured or indemnified could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability.

The Chinese tax system is in a state of flux, and it is anticipated that China’s tax regime will be altered in the coming years. Tax benefits that we presently enjoy may not be available to us in the wake of these changes, and we could incur tax obligations to the Chinese government that are significantly higher than currently anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

We may face judicial corruption in China.

The political, governmental and judicial systems in China are sometimes impacted by corruption. There is no assurance we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China’s poorly developed and sometimes corrupt judicial systems.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

China could change its policies toward private enterprise or even nationalize or expropriate private enterprises.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China. Over the past several years, the PRC government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The PRC government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop. Nationalization or expropriation could even result in the total loss of your investment.

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes to existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Fluctuation of the Renminbi may affect our financial condition and the value of our securities.

Although we use the United States dollar for financial reporting purposes, most of the transactions effected by our operating subsidiary are denominated in China’s Renminbi (RMB). The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. Since June 2008, the Renminbi has been pegged to the U.S. dollar. Since the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. In fact, In June 2010, The People’s Bank of China announced that it will manage the Renminbi’s exchange rate more flexibly, following nearly two years in which the Chinese currency has been pegged to the US dollar.

Future movements in the exchange rate of the Renminbi could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China. Moreover, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business, financial condition or results of operations. The value of our common stock likewise will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. Fluctuations in the exchange rate will also affect the relative value of any dividend we may issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciates against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiary in China would be reduced.

Inflation in China could negatively affect our profitability and growth.

The rapid growth of China’s economy has been uneven among economic sectors and geographical regions of the country. China’s economy grew at an annual rate of 9.2% in 2010, as measured by the year-over-year change in Gross Domestic Product, according to the National Bureau of Statistics of China. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the inflation rate in China declined in the second half of 2008 and much of 2009 during the current worldwide economic downturn, before climbing again to a high point of 1.9% in 2009, as compared to 8.7% and 6.9% in 2008. The inflation rate in China is expected to continue to increase in 2011 as the worldwide economy recovers, reaching 4.6% as of December 2010. If prices for our products and services fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

 Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede future economic growth. The People’s Bank of China, the central bank of the PRC, kept interest rates fixed during the recent economic crisis, but in the past has effected increases in the interest rates in response to inflationary concerns in the China’s economy. If the central bank raises interest rates from the current crisis levels, economic activity in China could slow and, in turn, materially increase our costs and reduce demand for our products and services.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

As our executive officers and directors, including the Chairman of our Board of Directors and CEO, are citizens of the PRC, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States based on any claim or cause of action. Also, because our operating subsidiary and assets are located in China, it may be extremely difficult or impossible for individuals to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

PRC regulations relating to mergers, off-shore companies and Chinese resident shareholders, if applied to us, may limit our ability to operate our business as we see fit.

PRC regulations govern the process by which we may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, these regulations require involved parties to make a series of applications and supplemental applications to various government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to PRC regulations, our ability to engage in business combination transactions in China through our subsidiary in China has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate transactions acceptable to us or sufficiently protective of our interests.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our China subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”). However, the relevant PRC government authorities may limit or eliminate their ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our China subsidiary under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC governmental authorities, including SAFE. In particular, if our China subsidiary borrows foreign currency loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our China subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the NDRC, Ministry of Commerce (“MOFCOM”), or their respective local counterparts. These limitations could affect the ability of our Chinese subsidiary to obtain foreign exchange through debt or equity financing.

Recent PRC regulations relating to the registration requirements for China resident shareholders owning shares in off-shore companies as well as registration requirements of employee stock ownership plans or share option plans may subject the Company’s China resident shareholders to personal liability and limit its ability to acquire Chinese companies or to inject capital into its operating subsidiary in China, limit its subsidiary’s ability to distribute profits to the Company, or otherwise materially and adversely affect the Company.

The SAFE issued a public notice in October 2005 (“Circular 75”) requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “off-shore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident who is the shareholder of an off-shore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that off-shore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. To clarify further the implementation of Circular 75, the SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, a PRC subsidiary of an off-shore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the off-shore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders fail to comply, the PRC subsidiary is required to report to the local SAFE authorities. If the PRC subsidiary of the off-shore parent company does not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their off-shore parent company and the off-shore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. We cannot predict fully how Circular 75 will affect our business operations or future strategies because of ongoing uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us.

We have requested our PRC resident beneficial owners, including our Chairman and CEO, to make the necessary applications, filings and amendments as required under SAFE regulations in connection with their equity interests in us. We attempt to ensure that our subsidiary in China complies, and that our PRC resident beneficial owners subject to these rules comply, with the relevant SAFE regulations. The Company cannot provide any assurances that all of our present or prospective direct or indirect PRC resident beneficial owners will comply fully with all applicable registrations or required approvals. The failure or inability of our PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or the Company to fines, legal sanctions and restrictions described above.

On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. Although the Company has no employee stock ownership plan or share option plan in effect at this time, we may in the future implement one or more of such plans. Any failure to comply with the relevant registration procedures may affect the effectiveness of the Company’s employee stock ownership plans or share option plans and subject the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under PRC foreign exchange regime. Such penalties could prevent the Company from being able to make distributions or pay dividends, as a result of which the Company’s business operations and its ability to distribute profits could be materially and adversely affected.

We operate in the PRC through our operating entity Dalian, the acquisition of which through the Share Exchange we believe, on advice of counsel, is exempt from PRC rules governing the acquisition of domestic enterprises by foreign investors and China Securities Regulatory Commission approval. However, regulators have wide latitude in the enforcement of the relevant regulations and if they determine that our acquisition of Dalian is subject to regulation; it could have a material adverse effect on our business and shareholders.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and SAFE jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006, and was amended by MOFCOM on June 22, 2009. According to Rule 52 of the M&A Rules and Guidance Manual on Administration of Entry of Foreign Investment, as amended, issued by the Department of Foreign Investment Administration of the Ministry of Commerce in December 2008, conversion from a joint venture enterprise to a wholly owned foreign entity by way of equity transfer from a Chinese party to a foreign shareholder or investor, shall not be subject to the M&A Rules.

The M&A Rules require offshore companies formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC Operating Companies or individuals to obtain the approval of the CSRC prior to the public listing of their securities on an overseas stock exchange. On September 21, 2006, pursuant to the M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (“Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles. However, the CSRC currently has not issued any definitive rule concerning whether the transactions effected by the overseas listing would be subject to the M&A Rules and Related Clarifications. Article 238 of the PRC Securities Law also provides that any domestic enterprise that directly or indirectly issues any securities abroad or lists its securities abroad for trading shall be subject to the approval of the securities regulatory authority under the State Council according to the relevant provisions of the State Council.

The M&A Rules do not have express provisions in terms of penalties for failure to obtain CSRC approval prior to the public listing of our securities. However, there are substantial uncertainties regarding the interpretation, application and enforcement of the above rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company similar to ours is subject to the approval of CSRC. Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

Notwithstanding the foregoing, we have been advised by our PRC counsel that the M&A Rules did not apply to our share exchange transaction. The Share Exchange did not require CSRC approval because we were not a special purpose vehicle formed or controlled by PRC Operating Companies or PRC individuals and because our foreign ownership of Dalian is qualified as a foreign joint venture, it is not subject to the M&A Rules.

However, the meaning of many of the provisions of the M&A Rules is still unclear, and regulators have wide latitude in the enforcement of these and other relevant regulations. Notwithstanding the opinion of our PRC counsel, if MOFCOM subsequently determines that we should have obtained the approval of MOFCOM’s central office for the share exchange transaction, we may be subject to fines and penalties on our operations in China, have our operating privileges limited, or the payment or remittance of dividends paid by Dalian delayed or restricted, or be subject to other regulatory or administrative actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC resident shareholders.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it must be treated as a PRC domestic enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Off-shore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation regarding non-PRC enterprise or group controlled off-shore entities. Pursuant to the Notice, an enterprise incorporated in an off-shore jurisdiction and controlled by a PRC enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if: (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. A “resident enterprise” would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, detailed measures on imposition of tax from non-domestically incorporated resident enterprises are not yet available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a “resident enterprise” by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as “resident enterprises” for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

The discontinuation, reduction or delay of any of the preferential tax treatment or other government incentives available to us in the PRC or imposition of any additional PRC taxes on us could adversely affect our financial condition and results of operations.

China has passed a new PRC Enterprise Income Tax Law and its implementing rules, both of which became effective on January 1, 2008. The PRC Enterprise Income Tax Law significantly curtails tax incentives granted to foreign-invested enterprises under the Foreign-Invested Enterprise Income Tax Law in effect before January 1, 2008. The PRC Enterprise Income Tax Law, however, (i) reduces the statutory rate of the enterprise income tax from 33% to 25%, (ii) permits companies established before March 16, 2007 to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules promulgated by the State Council on December 26, 2007, and (iii) introduces new tax incentives, subject to various qualification criteria. The PRC Enterprise Income Tax Law and its implementing rules permit certain “high and new technology enterprises” which hold independent ownership of core intellectual property and simultaneously meet a list of other criteria, to enjoy a reduced 15% enterprise income tax rate subject to certain new qualification criteria.

Our PRC subsidiary was certified as a “high and new technology enterprise” in August 20, 2010, and as a result is eligible to enjoy a reduced 15% enterprise income tax rate from January 1, 2010 to December 31, 2012. If our PRC subsidiary fails to maintain the status of “high and new technology enterprise” after December 31, 2012, it will not be able to enjoy the reduced tax rate, and its tax rate will increase to 25% or the then current rate. Loss of this preferential tax treatment could have a material adverse effect on our financial condition and results of operation.

The Company’s PRC subsidiary has taken the position that it does not have to contribute to a statutory housing fund for its employees and if that position turns out to be wrong, it may face penalties imposed by the PRC government.

PRC laws require that employers contribute to a statutory housing fund for all their employees that hold urban resident status and that employees contribute equal amounts to the same housing fund. Failure to do so may trigger penalties imposed by the competent government authorities in addition to making up the deficiencies within a time limit prescribed by the PRC government. The Company’s PRC subsidiary believes it does not have to pay statutory housing fund for its employees because of its exempt status. However, if that belief turns out to be wrong, it may face penalties imposed by the PRC government for its noncompliance.

The Company’s PRC subsidiary may be exposed to penalties by the PRC government due to noncompliance with taxation, land use and construction administration, environmental and employment rules.

While the Company believes its PRC subsidiary has been in compliance with PRC taxation, land use and construction administration, environmental and employment rules during its operations in China, the Company has not obtained letters from the competent PRC government authorities confirming such compliance. If any competent PRC government authority takes the position that there is noncompliance with the taxation, land use and construction administration, environmental or employment rules by the Company’s PRC subsidiary, it may be exposed to penalties by such PRC government authority, in which case the operation of the Company’s PRC subsidiary may be adversely affected.

The Share Exchange Agreement may be subject to additional registration and filing requirements with various PRC governmental agencies.

We have entered into the Share Exchange Agreement with Dalian and its owners, and all of the parties have contractually agreed that the laws of the State of Nevada governing the purchase and sale of Dalian shall apply.  However, we cannot assure you that either the PRC Ministry of Commerce or SAFE will apply Nevada law to the Share Exchange Agreement. Therefore, Dalian and the owners of Dalian have agreed to enter into and consummate a series of transactions to transfer ownership of Dalian to the Company as a wholly foreign owned enterprise. We cannot offer assurances as to when the transfer will be completed.  If the applications are rejected for any reason, an adverse effect upon the Company could result if the relevant PRC ministries refuse to honor the choice of law selected by the parties to the Share Exchange Agreement.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act (the “FCPA”), which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Risks Related to Our Securities

The market price for our common stock may be volatile.

The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but not limited to, our quarterly operating results or the operating results of other companies in our industry, announcements by us or our competitors of acquisitions, new products, product improvements, commercial relationships, intellectual property, legal, regulatory or other business developments and changes in financial estimates or recommendations by stock market analysts regarding us or our competitors. In addition, the stock market in general, and the market for companies based in China in particular, has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated or disproportionate to their operating performance. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

Shares of our common stock lack a significant trading market.

Shares of our common stock are not yet eligible for trading on any national securities exchange. Our common stock has been determined to be eligible for quoting on the over-the-counter market on the OTC Bulletin Board or in what are commonly referred to as “pink sheets.” However, there is no active market for our common stock at this time. These markets are highly illiquid. Although we plan to apply for listing of our common stock on the NASDAQ Stock Market or the New York Stock Exchange, national securities exchanges, there can be no assurance of if and when such application would be granted. There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted on the OTC Bulletin Board as opposed to securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, or to obtain coverage for significant news events concerning us, and the common stock could become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or for other purposes.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

As of March 18, 2011, Mr. Lixin Wang, our Chairman and Chief Executive Officer, and our largest shareholder, beneficially owned approximately 46.77% of our outstanding shares. In addition, Mr. Wang’s son, Yang Wang, and wife, Peili Wang, hold approximately 12.75% and 8.5% of our outstanding shares respectively.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that shareholders might sell shares of our stock could depress the market for our shares. If our shareholders who received shares of our common stock issued in the Share Exchange sell substantial amounts of our common stock in the public market upon the effectiveness of a registration statement, or upon the expiration of any holding period under Regulation S, or the applicable lockup period to which they are contractually bound, which is generally three years from the date the Company becomes listed on a national securities exchange, such sales could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate. The shares of common stock issued in the Share Exchange will be freely tradable upon the earlier of (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Regulation S under the Securities Act and the sale of such shares could have a negative impact on the price of our common stock.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation, as amended, authorize the issuance of up to 100,000,000 shares of common stock, par value $.001 per share. As of March 18, 2011, there were approximately 70,610,000 authorized and unissued shares of our common stock that have not been reserved and are available for future issuance. Although we have no commitments as of the date of this registration statement to issue our securities, we may issue a substantial number of additional shares of our common stock to raise capital. The issuance of additional shares of our common stock may (i) significantly reduce the equity interest of our existing shareholders and (ii) adversely affect prevailing market prices for our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to non-NASDAQ-listed issuers whose common stock trades at less than $5.00 per share or that have a tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which contains the following information:

▪	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

▪
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

▪	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” prices;

▪	a toll free telephone number for inquiries on disciplinary actions;

▪	definitions of any significant terms in the disclosure document or in the conduct of trading in penny stocks; and

▪	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following information:

▪	bid and offer quotations for the penny stock;

▪	compensation of the broker-dealer and our salesperson in the transaction;

▪	number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

▪	monthly account statements showing the market value of each penny stock held in the customer’s account.

The penny stock rules further require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks and a signed and dated copy of a written suitability statement.

Due to the requirements of the penny stock rules, many brokers have decided not to trade penny stocks. As a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, that could have an adverse effect on the market, if any, for our securities. Moreover, if our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Our principal shareholder has the ability to exert significant control in matters requiring a shareholder vote and could delay, deter or prevent a change of control in our company.

As of March 18, 2011, Mr. Lixin Wang, our Chairman and Chief Executive Officer, and our largest shareholder, beneficially owned approximately 46.77% of our outstanding shares. In addition, Mr. Wang’s son, Yang Wang, and wife, Peili Wang, hold approximately 12.75% and 8.5% of our outstanding shares respectively. Mr. Wang possesses significant influence over us, giving him the ability, among other things, to exert significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Wang, we could be prevented from entering into potentially beneficial transactions if they conflict with our principal stockholder’s interests. The interests of this stockholder may differ from the interests of our other stockholders.

Provisions in our Articles of Incorporation and Amended and Restated Bylaws could make it very difficult for you to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Pursuant to our Articles of Incorporation, members of our Board of Directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances. This means you may be unable to prevail in a legal action against our directors or officers even if you believe they have breached their fiduciary duty of care. In addition, our Articles of Incorporation and Amended and Restated Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

We will not obtain an opinion of legal counsel regarding the United States income tax consequences of an investment in our securities.

We will not obtain an opinion of counsel regarding the U.S. income tax consequences of investing in our securities including whether we will be treated as a company for U.S. income tax purposes. Recent changes in tax laws have not, as yet, been the subject of administrative or judicial scrutiny or interpretation. Moreover, there is no assurance that future legislation may not further affect the tax consequences of an investment in our securities. INVESTORS ARE URGED TO CONSULT WITH THEIR TAX ADVISORS REGARDING THE POSSIBLE U.S. FEDERAL, STATE, AND LOCAL TAX CONSEQUENCES OF INVESTING IN OUR SECURITIES.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices and our designing and manufacturing facilities for our clean technology coke oven products and core coke oven products are located in Liaoning Province, China. We lease four buildings in and around Dalian including our office headquarters and three separate manufacturing facilities.  We believe these manufacturing facilities are adequate for our current coke oven products business as they have an estimated annual production capacity of 150 units.

Our office headquarters is located at No. 26 Gaoneng Street, High Tech Zone, Dalian, Liaoning Province, China, and is approximately 1,600 square meters. Our one-year lease for this premise commenced on February 1, 2010, and was renewed to extend to February 1, 2012. We pay approximately $41,000 yearly for this facility.

Our first manufacturing facility is located in the city of Wafangdian, approximately 75 miles from Dalian, and is approximately 2,500 square meters. Our lease for these premises commenced on November 1, 2008, and will expire October 31, 2013. The leased premises include a bridge crane and crane arm used in our manufacturing operations, and the surrounding 13 acres of land. We pay approximately $67,650 yearly for this facility.

Our second manufacturing facility is located in the city of Wafangdian and is approximately 2,000 square meters. Our lease on these premises commenced on January 1, 2010, and will expire January 1, 2013.  The leased premises include a bridge crane used in our manufacturing operations.  We pay approximately $53,000 yearly for this facility.

Our third manufacturing facility is located near the city of Dalian and is approximately 3,600 square meters. Our lease on these premises commenced on August 10, 2010, and will expire August 10, 2012. The leased premises include a 64 square meter office and two bridge cranes used in our manufacturing operations. We pay approximately $88,235 yearly for this facility.

We are in the process of obtaining the land use rights from the PRC government for 100 acres of land in Yinkgou, Liaoning Province, where we have begun construction of a processing facility for Steel Plate Fusion. Based on our communications with the Management Committee of Laobian Industrial Park, the local authority charged with administering the land, we expect to receive the land use rights in 2011. The foundation for the Steel Plate Fusion facility has been completed, and we expect construction of the facility to be completed and fully functional in time to commence our Steel Plate Fusion operation in the third quarter of 2011. The facility is expected to be approximately 40,000 square meters with an estimated annual production capacity of 200,000 tons of fused metal slabs, expandable with the purchase of additional equipment up to 800,000 tons.

We are in the process of obtaining the land use rights from the PRC government for 132 acres of land located in Zhuanghe, Liaoning Province, China. We are planning to build manufacturing facilities for our coke oven products business on this land, although no specific arrangements or plans have been made to date.  Based on our communications with the Zhuanghe Port Industrial Zone Management Committee, the local authority charged with administering the land, we expect to receive the land use rights in 2011.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions, or operating results.  We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On December 14, 2009, our common stock, par value $.001 per share, qualified for quotation on the OTC Bulletin Board under the symbol “ZPNP.” As of December 31, 2010, no trades of our common stock have occurred through the facilities of the OTC Bulletin Board.

Holders of Record

As of March 18, 2011, there were approximately 41 holders of record of our common stock.

Dividends

On February 8, 2010, Dalian, prior to becoming a public company, declared a one-time dividend to its two shareholders, Lixin Wang, the Company’s Chairman and Chief Executive Officer, and Peili Wang, his wife and named beneficial owner of the Company’s common stock. Lixin Wang received $328,160 and Peili Wang received $184,590 as dividends payable pursuant to their respective ownership interests in Dalian.

Dividends may be declared and paid out of legally available funds at the discretion of our Board of Directors. We do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to utilize all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Our ability to pay dividends may be affected by the complex currency and capital transfer regulations in China that restrict the payment of dividends to us by our subsidiary in China. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We also are required to set aside at least 10% of our net income after taxes based on China’s accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our subsidiary is also required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. If our subsidiary incurs debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

In addition, Circular 75 requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China. If the PRC subsidiaries of an off-shore parent company do not report the need for their PRC investors to register to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their off-shore parent company. Although we believe that our subsidiary is in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends outside of China.

Securities Authorized for Issuance under Equity Compensation Plans

During the year ended December 31, 2010, we did not have a formal equity compensation plan in effect. We did not grant any equity based compensation awards during the year ended December 31, 2010.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2010	-	$-	-		$-
November 1 through November 30, 2010	80,000,000	$.001	-		$-
December 1 through December 31, 2010	-	$-	-		$-
Total	80,000,000	$.001	-	$

(1) Purchase consists of unregistered shares returned to the Company for cancellation on November 22, 2010, by a non-U.S. shareholder in exchange for the payment of $80,000. The purchase and cancellation of the shares was a condition to the Share Exchange Agreement.

Item 6. Selected Financial Data.

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Declaration

The comments made throughout this Annual Report should be read in conjunction with our Financial Statements and the Notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in this section and elsewhere in this report.

Overview

We design and manufacture clean technology industrial machinery used in the coking process, a critical but highly pollutive step in crude steel production. Our products are primarily sold to large and medium size steel mills and coking plants in China who use or are planning to use the coke dry quenching (“CDQ”) method of coking, a more environmentally friendly and energy conservative method of coking as compared to the traditional coke wet quenching method.

We currently design and manufacture CDQ transport cars used in CDQ systems and clean technology coke oven products such as coke oven elevators, smoke transfer machines and coal cleaning machines. These clean technology coke oven products are used to maintain coke ovens and reduce the amount of pollution they emit.  We also design and manufacture core coke oven products such as coke drums, coke drum carriers, wet quenching cars, coal freight cars, coke guide cars and coke pushers. These core coke oven products are necessary components for all coke oven systems.

In the third quarter of 2011, we plan to provide our proprietary steel plate fusion services (“Steel Plate Fusion”) to a large steel plate manufacturer in northern China, Minmetals Yingkou Medium Plate Co., Ltd. (“Minmetals Yingkou”). Minmetals Yingkou is an established steel plate manufacturer in China with over 30 years of experience in manufacturing steel plates. It is a subsidiary of the reputable China Minmetals Corporation, a Fortune Global 500 Company based in China focusing on the development and production of metals and minerals.

On June 2, 2010, we entered into a non-exclusive strategic agreement, as amended on August 9, 2010, to fuse metal slabs produced by Minmetals Yingkou using Steel Plate Fusion. Minmetals Yingkou will manufacture finished steel plates from the fused metal slabs we produce for sale to its customers and has agreed to manufacture 200,000 tonnes of steel plates per year, adjustable based on market demand to 500,000 tonnes per year. We will receive a processing fee based on the size, type and number of tonnes of fused metal slabs we produce. The processing fee is renegotiable based on the market demand for the final steel plates manufactured.

We believe Steel Plate Fusion is the next generation of steel plate manufacturing technology which is superior in quality, cost and efficiency to the current methods used to manufacture clad steel plates and extra-thick carbon steel plates. Steel Plate Fusion uses an electron-beam welding machine in a vacuum chamber and a proprietary process of surface treatment and manipulation of pressure and temperature to fuse together metal slabs that are then hot rolled and compressed to produce clad steel plates and extra-thick carbon steel plates.

•
Clad steel plates are manufactured by fusing carbon steel slabs and stainless steel slabs. Clad steel plates are more economical to use than pure stainless steel plates because cheaper carbon steel is used as a base upon which a layer of stainless steel is applied. Clad steel plates provide similar functionalities as stainless steel plates and are used in similar industrial applications. Clad steel plates are in high demand for heavy industrial applications such as the construction of ships, piping, nuclear reactors, pressure vessels, heat exchangers, power generation equipment and coking equipment, all of which require the anti-corrosive properties of clad steel plates.

•
Extra-thick carbon steel plates are carbon steel plates that are more than 80 millimeters thick and are manufactured by fusing two carbon steel slabs.  Extra-thick carbon steel plates are in high demand for heavy industrial applications such as the construction of large ships, bridges, buildings, metallurgical equipment, mining equipment and power generation equipment, all of which require the strength of extra-thick carbon steel plates meeting strict standards and specifications.

To expand our business to include our proprietary Steel Plate Fusion services, we anticipate capital expenditures in 2011 of approximately $9 million, which will be used for the construction a steel plate fusion processing facility and to purchase new equipment. We believe expanding our business to include Steel Plate Fusion services will positively impact our revenue and net income while creating a need for additional cash to finance our capital expenditures and working capital.  We anticipate raising the capital needed for our Steel Plate Fusion expansion through a combination of debt and/or equity financing.  Currently we have no contractual obligations for which we are liable for payments relating to the Steel Plate Fusion expansion.  Our plans for expansion will progress according to our ability to obtain the necessary financing.  Once we obtain the capital for Steel Plate Fusion, we anticipate increases in working capital will be generated internally as we increase revenue from this new service.

Our History

We operate through our wholly owned subsidiary, Dalian Heavy Mining Equipment Manufacturing Co., Ltd. (“Dalian”), a foreign joint venture company organized under the laws of the People’s Republic of China (“PRC”). Dalian was originally organized as a limited company in the PRC on December 18, 1992. On November 17, 2010, the PRC State Administration of Industry and Commerce, or the SAIC, issued an approval notice for a Sino-foreign joint venture business license for Dalian, indicating that capital injections by Wonderful Limited and Median Asset Investments Limited, British Virgin Islands companies, was approved and registering the ownership of their respective 5% equity interests in Dalian. Dalian manufactures all of our clean coking and related products and developed our Steel Plate Fusion technology.

We were incorporated in the State of Nevada on October 10, 2007, under the name ZapNaps, Inc. as a development stage company with no revenues and no operation by Ms. Peggy Lalor, our former President and Director.  On December 3, 2007, we issued 10,000,000 shares of our common stock to Ms. Lalor at $.001 per share for $10,000, representing Ms. Lalor’s initial investment in the Company.

On May 7, 2010, Ms. Lalor sold 10,000,000 shares of the Company’s common stock to Mr. David Lu for $40,000 in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, Ms. Lalor resigned from her positions with the Company and Mr. Lu was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director of the Company.

On October 28, 2010, in anticipation of the Share Exchange and related transactions described below, we changed our name from ZapNaps, Inc. to FusionTech, Inc. through a merger with our wholly owned non-operational subsidiary, FusionTech, Inc., which was established to change the Company’s name as permitted under Nevada Law. We also authorized an increase in our authorized shares of common stock from 75,000,000 to 100,000,000, effective November 1, 2010, and an 8-for-1 forward split of our common stock, effective November 12, 2010. Prior to the forward split we had 10,550,000 shares of our common stock outstanding. After giving effect to the forward split and immediately preceding the Share Exchange, we had 84,400,000 shares of our common stock outstanding. We authorized the increase in authorized shares and forward stock split to provide a sufficient number of shares to accommodate the trading of our common stock in the OTC marketplace after the acquisition of Dalian.

The acquisition of Dalian was accomplished pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated November 22, 2010, as amended as of March 11, 2011, or the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on November 22, 2010, we issued 24,990,000 shares of our common stock to the seven owners of Dalian in exchange for their agreement to enter into and consummate a series of transactions to transfer ownership of Dalian to the Company as a wholly foreign owned enterprise. In addition, the owners of Dalian agreed to indemnify us in the event that they failed to transfer Dalian as a wholly foreign owned enterprise of the Company under relevant PRC law. Concurrently with the Share Exchange Agreement, and as a condition thereof, we entered into an agreement with David Lu, our former Chief Executive Officer and Director, pursuant to which he returned 80,000,000 shares of our common stock to us for cancellation. Mr. Lu will receive compensation of $80,000 from us for the cancellation of his common stock. Upon completion of the foregoing transactions, we had 29,390,000 shares of our common stock issued and outstanding.

For accounting purposes, the Share Exchange transaction was treated as a reverse acquisition and recapitalization of Dalian, because prior to the transaction the Company was a non-operating public shell, and subsequent to the transaction Dalian’s owners owned a majority of the outstanding common stock of the Company and exercise significant influence over the operating and financial policies of the consolidated entity. We have no other operations or businesses other than those acquired in the Dalian acquisition. As of November 22, 2010, with the acquisition of Dalian, the Company was no longer in the development stage.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are critical to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the valuation of accounts receivable, determination of useful lives for property and equipment, reserves for slow moving and obsolete inventory, future tax rates used to determine future income taxes, estimation of certain liabilities and sales returns. Actual results could differ from these estimates upon which the carrying values were based.

Financial Instruments

The Company considers the carrying amounts of our financial instruments, including cash and equivalents, restricted cash, notes, accounts and other receivables, notes, accounts and other payables, accrued liabilities and short-term debt, approximate their fair values due to their short maturities. In addition, we have long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

Foreign Currency Translation

The functional currency of the Company's subsidiary, Dalian, is the Chinese Yuan Renminbi (RMB); however the accompanying consolidated financial statements were translated and presented in United States Dollars.

All assets and liabilities were translated at the exchange rate on the balance sheet dates; stockholders’ equity was translated at the historical rates and statement of operations items were translated at the average exchange rate for the period. The resulting translation adjustments were reported under other comprehensive income in stockholders’ equity accordance with ASC Topic 220, “Comprehensive Income.”

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in ASC Topic 605).  Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the Company ships the product, assembles the product on customer’s site, and customer agrees to the acceptance of the product.  Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. The Company also provides a product warranty to its customers, which is typically a negotiated term between 12 and 18 months from the acceptance date.

The Company’s warranty is provided to all customers and is not considered an additional service; rather it is an integral part of the product sale. The Company believes the existence of the product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC Topic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450 specifically addresses the accounting for standard warranties and neither SAB 104 nor FASB ASC Topic 605-25 supersedes FASB ASC Topic 450.  During 2009, the Company introduced a new product, coke oven elevator, for which it incurred additional one time warranty expense.  No material expenses were incurred for the coke oven elevator in 2010.

Unearned Revenue

Unearned revenue consists of payments received from customers prior to customer acceptance of our products. Generally our sales contracts with customers provide that approximately 30% of the purchase price is due upon the placement of an order, 30% when the manufacturing process is substantially complete and 30% upon customer acceptance of the product. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of our warranty period, which is typically a negotiated term of between 12 and 18 months from the acceptance date.

Warranties

The Company offers a warranty to its customers on its products depending on the contract terms negotiated with the customers. Warranty terms are typically between 12 to 18 months. The Company records warranty costs as incurred, which are included in the Company's selling expenses. Warranties expenses are associated with parts, labor, and travel expenses associated with repairing products post sale and within the warranty period. The majority of the warranty costs are incurred within a short period of time after the final installation and acceptance of the Company’s products by its customers.

The Company believes the product warranty in our sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC Topic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450 specifically addresses the accounting for standard warranties and neither SAB 104 nor FASB ASC Topic 605-25 supersedes FASB ASC Topic 450.  During 2009, the Company introduced a new product, coke oven elevator, for which it incurred additional one time warranty expense.  No material expenses were incurred for the coke oven elevator in 2010.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

RESULTS OF OPERATIONS

Year Ended December 31, 2010, compared to the Year Ended December 31, 2009

	2010	2009	Increase (Decrease)	Increase (Decrease)
	$	$	$	%
Net revenue	16,167,761	9,947,893	6,219,868	62.5%
Cost of revenue	12,587,484	7,817,162	4,770,322	61.0%
Gross Profit	3,580,277	2,130,731	1,449,546	68.0%
Operating expenses
Selling	252,424	382,671	(130,247)	(34.0)%
General and administrative	1,527,870	732,735	795,135	108.5%
Total operating expenses	1,780,294	1,115,406	664,888	59.5%
Income from operations	1,799,983	1,015,325	784,658	77.3%
Non-operating income (expense)
Other income (expense), net	27,970	83,086	(55,116)	(66.3)%
Interest Income (expense), net	(135,773)	(24,477)	(111,296)	(454.7)%
Total non-operating income (expense)	(107,803)	58,609	(166,412)	(283.9)%
Income before income tax	1,692,180	1,073,934	618,246	57.6%
Income tax	427,446	204,632	228,814	108.9%
Net income	1,264,734	869,302	395,432	45.5%

REVENUES

The increase in revenues of $6,219,868 was primarily due to the increase in completed orders under existing contracts, increased sales to new customers and an increase in selling prices.

COSTS OF REVENUE

Cost of revenue as a percentage of revenues was 77.9% and 78.6% for 2010 and 2009, respectively. The decrease in cost of revenue as a percentage of revenues was due to increased cost savings related to higher sales volume, improved margins due to higher selling prices and increased efficiency in the production process.

GROSS PROFIT

As a result of increased sales and a decrease in cost of sales as a percentage of sales, gross profit increased to 22.1% from 21.4% for 2010 and 2009, respectively.

SELLING EXPENSES

The decrease in selling expenses of $130,247 was primarily attributable to the decrease in warranty expenses of $102,346 associated with a new product, coke oven elevator, introduced in 2009.  With improvements in product design following customer feedback, the coke oven elevator product line experienced less warranty expense in 2010. Selling expenses as a percentage of revenues were 1.6% and 3.8% for 2010 and 2009, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

The increase in general and administrative expense was due,  in part, to an increase in legal and audit expense of $358,336, an increase in research and development expense of $262,675 and an increase in bad debt allowance of $130,491.  The increase in general and administrative expenses was offset by a decrease in salaries of $16,783 and a decrease in repair and maintenance expense of $44,321. As a result of increased sales volume, general and administrative expenses as a percentage of revenue increased to 9.5% for 2010, from 7.4% for 2009.

INTEREST EXPENSE

The increase in interest expense was primarily due to the interest on a $1.7 million loan on January 12, 2010 with an interest rate of 5.84%.

PROVISION FOR INCOME TAX

The tax provision as a percentage of income before tax was 25.8% and 19% for the years ended December 31, 2010 and 2009, respectively.

NET INCOME

Net income as a percentage of revenues was 7.8% and 8.7% for the years ended December 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have been able to generate cash flow to finance our working capital needs based on the terms of our agreements with our customers, and believe this will be sufficient to fund our existing clean coking and related products business over the next 12 months.  We typically receive orders that take approximately three to six months to manufacture which includes purchasing of raw materials, construction of products, delivery of the products, and assembly of the products at the customer site.  Generally our agreements with our customers provide that approximately 30% of the purchase price is due upon the placement of an order, 30% when the manufacturing process is substantially complete and 30% upon customer acceptance of the product. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of our warranty period, which is typically a negotiated term of between 12 and 18 months from the acceptance date. The fluctuations in our year-over-year cash flows due to changes in balance sheet accounts are due to the nature of the sales cycle for our products.

Year Ended December 31, 2010, compared to the Year Ended December 31, 2009

Unrestricted cash and equivalents were $1,365,267 at December 31, 2010, an increase of $275,492 from $1,089,775 at December 31, 2009.

There was a use of cash of $209,567 from operating activities for 2010 as compared to a use of cash from operations of $27,137 for 2009. This increase in the use of cash was principally the result of an increase in accounts receivable and a decrease in unearned revenue.

Cash used in investing activities was $1,271,694 for 2010 compared to cash provided by investing activities of $380,982 for 2009. This increase was principally the result of the purchases of property and equipment of $222,655, an increase in construction in progress of $415,035, an increase in notes receivable and a decrease in restricted cash.

Cash provided by financing activities for 2010 was $1,722,440 as compared to a use of cash of $4,398 for 2009.  The increase was principally the result of proceeds of $1,770,600 from a short-term note, net of a repayment of $295,100, investor contributions of $302,040 offset by dividends of $512,750.

We will continue to finance operations through the collection of our accounts receivable, the sale of our inventory and through financing. As of December 31, 2010 we have working capital of $62,218 and accounts receivable of $5,063,833, which we believe is sufficient to finance us for the foreseeable future.

In addition, under a private offering memorandum, dated February 2011, the Company is offering up to $3,600,000 in Senior Convertible Promissory Notes that are convertible into common stock of the Company. The notes carry interest at 8%, and the principal amount of the notes and interest accrued thereon will be payable on the maturity date, as defined.

The Company may conduct one or more closings after receiving aggregate proceeds equal to $500,000 until aggregate proceeds equal to $3,600,000 or the Company chooses to terminate the offering. On March 9, 2011, the Company completed an initial closing for an aggregate principal amount of $1,100,000. On March 21, 2011 the Company completed a second closing for an aggregate principal amount of $1,836,000.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts indexed to our shares and classified as stockholders’ equity or not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

Our significant contractual obligations as of December 31, 2010 are as follows:

	Payments due by Period
	Less than	One to	Three to
	One Year	Three Years	Five Years	Total
Short-term note	$1,517,000	$-	$-	$1,517,000

Factory and office leases	215,444	239,433	-	454,877

Total	$1,732,444	$239,433	$-	$1,971,877

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the report thereon, appear in a separate section of this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer, the Chief Executive Officer, or CEO, and principal financial officer, the Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2010. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

▪
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles.

We carried out an evaluation of the effectiveness, as of December 31, 2010, of the design and operation of our internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of our CEO and CFO. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the report entitled “Internal Control – Integrated Framework.” Based upon this evaluation, our CEO and CFO concluded that our internal controls over financial reporting were effective as of December 31, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to the exemption for smaller reporting companies under Item 308 of Regulation S-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current executive officers and directors, and their ages, positions and biographical information, are as follows:

Name	Position	Age
Mr. Lixin Wang	Chairman and Chief Executive Officer	56
Mr. Linqiang Yang	Chief Financial Officer	34
Mr. Yueqi Zou	Director	35
Mr. James Bloom	Director	66
Mr. Caiyuan Yu	Director	53
Mr. Yanming Wen	Director	65
Ms. Yiran Wang	Corporate Secretary	30

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full time employee. Our directors hold office for one-year terms or until their successors have been elected and qualified. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel.

Biographies

Mr. Lixin Wang, Chairman and Chief Executive Officer

Mr. Wang was appointed Chairman and Chief Executive Officer of the Company on November 22, 2010. Mr. Wang was one of the founders of Dalian in December 1992, which is now a wholly owned subsidiary of the Company, and was appointed its Chairman of the Board and Chief Executive Officer in December 1992. From 1990 to 1992, Mr. Wang served as Manager of Dalian Xinkai Electronics Co., Ltd., and from 1987 to 1990, he was the Manager of Dalian Metallurgical Machinery Plant, Co. Ltd. Mr. Wang has designed three patented models of coke dry quenching transport cars. Mr. Wang graduated from the Technical School of Lushan and Dalian in 1977. As one of the Company’s founders, Mr. Wang brings to the Board of Directors his extensive knowledge of the operations and long-term strategy of the Company. The Board of Directors believes that Mr. Wang’s vision, leadership and extensive knowledge of the Company is essential to our future growth. His skills include operations, marketing, business strategy and product development.

Mr. Linqiang Yang, Chief Financial Officer

Mr. Yang was appointed Chief Financial Officer of the Company on November 22, 2010. Mr. Yang joined Dalian in 2003 as its Chief Financial Officer. From 2001 to 2002, he served as an accountant for Dalian Jilian Whole Set Metallurgical Machinery Equipment Co., Ltd. From 1998 to 2000, Mr. Yang served as Chief Accountant of Jinan Qiya Machinery and Equipment Co., Ltd.  Mr. Yang graduated from the Shaanxi University of Finance and Economics in 1998.

Mr. Yueqi Zou, Director

Mr. Zou was appointed Director of the Company on November 22, 2010. Mr. Zou has had significant experience in the sales and marketing of heavy industrial equipment.  He joined Dalian in 2004 as Deputy Manager of Sales. Previously, he was the Project Manager of Sales from 2003-2004, and the Vice Director of Technology from 1998-2003, at Dalian Heavy Industry Group. Mr. Zou graduated from the Shenyang University of Technology in 1996.

Mr. James Bloom, Director

Mr. Bloom was appointed Director of the Company on March 3, 2011, and serves currently as the Chairman of our Audit Committee and member of our Compensation Committee and Nominating and Corporate Governance Commitee. Mr. Bloom was a former board member and regulator at the Philadelphia Stock Exchange from 1979 to 1988 and in 1999, the Stock Clearing Corporation of Philadelphia from 1982 to 1985 and 1992 to 1996, and the Philadelphia Depository Trust Company from 1982 to 1985 and 1992 to 1997. Mr. Bloom serves as a Treasurer and a member of the Audit and Finance Committees of the Team Pennsylvania Foundation and is a member of the Fairmount Park Historical Preservation Trust, the Philadelphia Sports Congress and the Fund for the Water Works. At the Philadelphia Stock Exchange, Mr. Bloom was chairman of several committees holding significant regulatory responsibilities. As the Chairman of the Business Conduct Committee, Mr. Bloom regulated all activity of the exchange’s members and worked closely with the Securities and Exchange Commission to enforce the rules of the exchange. As the Chairman of the Option Committee, Foreign Currency Committee and a member of the Floor Procedure Committee, Mr. Bloom helped write and enforce trading rules and practices. Mr. Bloom started his professional career as Vice President in charge of floor operations at Raymond James and Associates. From 1979 to 1985, Mr. Bloom managed all of Drexel Burnham Lambert’s activities at the Philadelphia Stock Exchange. Mr. Bloom is also a founding member of the Bloom Staloff Corporation, a trading firm that was a member of the American Stock Exchange, the Philadelphia Stock Exchange, the Pacific Stock Exchange and the Boston Stock Exchange. He is the President and founder of James J. Bloom LLC, a government affairs and business consulting firm. Mr. Bloom brings to the Board of Directors over 35 years of experience in the financial services industry and an intimate familiarity with SEC rules and regulations.

Mr. Caiyuan Yu, Director

Mr. Yu was appointed Director of the Company on March 3, 2011, and serves currently as the Chairman of our Compensation Committee and member of our Audit Committee and Nominating and Corporate Governance Committee. Mr. Yu has been a chemical engineering professor and the Head of the Chemical Engineering Research Department at the Dalian University of Technology, a prominent science and technology university in China, since 1982.  Mr. Yu has also studied at the University of Karlsruhe in Germany, one of the leading technical universities in Europe. Professor Yu is the Vice Chairman of the Committee of Dehydration Technology at the Chemical Industry and Engineering Society of China, a national academic organization of Chinese chemical and engineering professionals. Professor Yu is an expert in chemical and mechanical engineering and has published 43 research papers regarding these subjects. He is also the co-owner of 10 patents related to these fields. Professor Yu's brings to the Board of Directors scientific expertise in chemical properties, dehydration techniques and advanced machinery.

Mr. Yanming Wen, Director

Mr. Wen was appointed Director of the Company on March 3, 2011, and serves currently as the Chairman of our Nominating and Corporate Governance Committee and as a member of our Audit Committee and Compensation Committee. Mr. Wen graduated from Tsinghua University in 1970 with a degree in chemical engineering. Mr. Wen brings over 40 years of steel industry experience from his lifelong career at Jinan Iron and Steel where he has served as Head of Coking Technology, Vice President and Senior Engineer until his retirement in 2008. Currently he serves as Vice President of the Jinan Association for Science and Technology. Mr. Wen has implemented clean technology initiatives in the China metallurgy industry including innovative methods of coke dry quenching, waste water treatment, gas-steam power generation and coal moisture control. Mr. Wen holds over 20 invention patents related to these fields. Mr. Wen’s work has received awards from the PRC State Council, Chinese Academy of Engineering and City Government of Jinan. Mr. Wen is also a senior technical consultant to the China Coking Industry Association and a part-time professor at the Dalian University of Technology.

Ms. Yiran Wang, Corporate Secretary

Ms. Wang was appointed Corporate Secretary of the Company on November 22, 2010.  Previously, she was the General Assistant Manager and a Human Resources Supervisor for Dalian East Sign Design & Engineering Co., Ltd.  She graduated from the Dalian University of Foreign Languages in 2002 with a major in English studies and from the Dalian Maritime University where she received a business English degree. Ms. Wang is fluent in Mandarin Chinese and English.

Involvement in certain legal proceedings

During the past ten years, none of the Company’s directors and executive officers has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

No director, officer or affiliate of the Company, or any beneficial owner of 5% or more of the Company’s common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, the Company or its subsidiary.

Audit Committee

Audit Committee and Audit Committee Financial Expert

We established our Audit Committee in March 2011. The Audit Committee consists of Messrs. Bloom, Yu and Wen, each of whom is an independent director. Mr. Bloom, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. As more fully described in its charter, a copy of which is incorporated by reference as an exhibit to this Annual Report, the functions of the Audit Committee include the following:

▪	appointment of independent auditors, determination of their compensation and oversight of their work;

▪	review the arrangements for and scope of the audit by independent auditors;

▪	review the independence of the independent auditors;

▪	consider the adequacy and effectiveness of the internal controls over financial reporting;

▪	pre-approve audit and non-audit services;

▪	establish procedures regarding complaints relating to accounting, internal accounting controls, or auditing matters;

▪	review and approve any related party transactions;

▪	discuss with management our major financial risk exposures and our risk assessment and risk management policies; and

▪	discuss with management and the independent auditors our draft quarterly interim and annual financial statements and key accounting and reporting matters.

Procedures for Shareholder Recommendation of Nominees to the Boards of Directors

During the year ended December 31, 2010, there were no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors from those described in the charter of our Nominating and Corporate Governance Committee as adopted by the Board of Directors on March 3, 2011, a copy of which is included as an exhibit to this Annual Report.

Code of Ethics

On March 3, 2011, the Board of Directors adopted a Code of Conduct. The Code of Conduct applies to all directors, officers and employees, including our principal executive officer, our principal financial and accounting officer and all members of our finance department performing similar functions. A copy of the Code of Conduct included an exhibit to this Annual Report. The Code of Conduct is also available in print, without charge, upon written request to FusionTech, Inc., No. 26 Gaoneng Street, High Tech Zone, Dalian, Liaoning Province, China 116025, Attn: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of such filings (and any amendments thereof) received by us and on the written representations of certain reporting persons, we believe that during our fiscal year ended December 31, 2010, the following reporting person failed to file such reports on a timely basis:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Peggy Lalor, former President and Director(1)	0	0	1

(1) Peggy Lalor, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and director, resigned from the Company on May 7, 2010.

Item 11. Executive Compensation.

As a “smaller reporting company,” we have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

The following table sets forth information concerning the compensation for the years ended December 31, 2010 and 2009, of certain of our executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lixin Wang	2010	12,000	13,714						25,714
Chairman and Chief Executive Officer	2009	12,000	2,286						14,286
Linqiang Yang	2010	12,000	6,571						18,571
Chief Financial Officer	2009	12,000	2,286						14,286

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Neither we nor our subsidiary currently have employment agreements with their respective officers. We have entered into labor contracts that are standard for PRC domestic companies with Mr. Lixin Wang, our Chairman and Chief Executive Officer, and Mr. Linqiang Yang, our Chief Financial Officer, which specify the general terms and conditions of employment.  These labor contracts have indefinite terms, require the Company to establish a safe working environment, and provide for social insurance as required by state and provincial laws, including pension, unemployment, basic medical and workplace injury insurance.

We do not have any formal arrangements with our executive officers regarding their compensation. In the future, changes in our executive officers’ compensation will be considered by our Board of Directors.

Change-In-Control / Separation Agreements

The standard labor contracts with our CEO and CFO specify the conditions under which the contract may be terminated and set forth minimum severance payments, which generally equal one month’s salary for each year of employment in cases where termination is initiated other than for “cause.”

We do not have any existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control.

Equity Incentive Plans

We currently have no equity incentive plan. We intend to adopt an equity incentive plan in order to further our growth by enabling our officers, employees, contractors and service providers to acquire our common stock, increasing their personal involvement with us and thereby enabling us to attract and retain our officers, employees, contractors and service providers.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2010, there were no outstanding equity awards held by the executive officers of the Company.

Compensation of Directors

As of December 31, 2010, none of our directors has received any compensation from us for serving as our director.

We do not compensate our non-independent directors, such as Mr. Wang and Mr. Zou, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings. We have agreed to compensate Mr. Bloom with a salary of $50,000 per annum, and Messrs. Wen and Yu with salaries of $15,223 per annum. We do not maintain medical, dental or retirement benefits plans for our directors.

Impact of Accounting and Tax Treatment of Compensation

Section 162(m) of the U.S. Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to the principal executive officer and to each of the four other most highly compensated officers (other than the principal financial officer) to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers during fiscal year 2010 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers during fiscal year 2011 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.

The following table provides information concerning the beneficial ownership of our common stock as of March 18, 2011, by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days of March 18, 2011. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. As of March 18, 2011, there were 29,390,000 shares of our common stock issued and outstanding.

Unless otherwise indicated, each of the stockholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of common stock. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o FusionTech, Inc., No. 26 Gaoneng Street, High Tech Zone, Dalian, Liaoning Province, China 116025.

Name of beneficial owner	Number of shares	Percent of class
5% Stockholders
Yang Wang	3,748,500	12.75%
Peili Wang	2,499,000	8.5%

Directors and Named Executive Officers
Lixin Wang, Chairman and Chief Executive Officer	13,744,500	46.77%
Linqiang Yang, Chief Financial Officer	—	*	%
Yueqi Zou, Director	—	*	%
James Bloom, Director	—	*	%
Caiyuan Yu, Director	—	*	%
Yanming Wen, Director	—	*	%
All Directors and Named Executive Officers as a Group (6 Persons)	13,744,500	46.77%

*Represents less than 1% of shares outstanding.

We are not aware of any arrangements that could result in a change in control of the Company.

The disclosure of securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 12, 2010, Dalian received a short-term loan of approximately $1,765,200 from Shanghai Pudong Development Bank. The loan had a maturity date of January 11, 2011, and bore an interest rate of 5.841%. The loan was guaranteed by Dalian Union-Chuangye Bonding Co. Ltd. Lixin Wang, Chairman and Chief Executive Officer, and named beneficial owner of the Company’s common stock, and his wife, Peili Wang, also a named beneficial owner of the Company’s common stock, also personally guaranteed the loan. Mr. and Mrs. Wang undertook to counter-guarantee Dalian Union Chuangye Bonding Co. Ltd, by pledging their ownership interests in Dalian on January 12, 2010. Mr. and Mrs. Wang’s pledge of ownership interests to Dalian Union-Chuangye Bonding Co., Ltd. was subsequently canceled on September 10, 2010. On January 11, 2011, Dalian repaid the outstanding balance on the short-term note in full.

From time to time, Dalian has made loans to Dalian Yujiu, a company that was 40% owned by the Chief Executive Officer of Company’s son, Yang Wang. Mr. Yang Wang is also a named beneficial owner of the Company’s common stock.  As of January 1, 2009, Dalian Yujiu owed Dalian $172,433. All amounts due to Dalian from Dalian Yujiu have been paid as of November 2, 2010.  There are no future commitments of Dalian to fund Dalian Yujiu.

On February 8, 2010 Dalian, prior to becoming a public company, declared a one-time dividend to its two shareholders, Lixin Wang, the Company’s Chairman and Chief Executive Officer, and Peili Wang, his wife and named beneficial owner of the Company’s common stock. Lixin Wang received $328,160 and Peili Wang received $184,590 as dividends payable pursuant to their respective ownership interests in Dalian.

On December 31, 2010, Lixin Wang, Chairman and Chief Executive Officer of the Company, made a short-term advance to the Company in the amount of $409,590. This advance did not bear interest and was payable on demand. As of March 18, 2011, the advance has been repaid in full.

On January 19, 2011, Dalian entered into a credit facility with Shanghai Pudong Development Bank through which Dalian can borrow up to $3.34 million for working capital needs from time to time until February 1, 2012. Any loan received through the credit facility will bear interest, adjustable quarterly, at a floating rate of 120% of China’s benchmark interest rate, which was 5.8% as of January 28, 2011. On February 1, 2011, Dalian drew down $1.67 million under the credit facility. Lixin Wang, Chairman and Chief Executive Officer, and named beneficial owner of the Company’s common stock, and his wife, Peili Wang, also a named beneficial owner of the Company’s common stock, personally guaranteed the draw down.

On March 2, 2011, Dalian borrowed $760,770 from Lixin Wang, the Company’s Chairman and Chief Executive Officer, pursuant to a loan agreement. The loan carries an annual interest rate of 8% and the principal and interest are payable on the maturity date of August 31, 2011.

There were no other transactions with any related persons aside from those disclosed above (as that term is defined in Item 404 of Regulation SK) during the Company’s last two fiscal years or any currently proposed transaction in which the Company was or is to be a participant and the amount involved was in excess of $120,000 or one percent of the average of the Company’s total assets at year end for the least two completed fiscal years and in which any related person had a direct or indirect material interest.

We have adopted a policy in connection with related party transactions involving us. The policy requires the approval by our Audit Committee for any transaction, arrangement or relationship in which (i) the aggregate amount involved will or may be expected to reach $50,000 in any calendar year, (ii) we are a participant and (iii) any related person has or will have an interest. For the purposes of this report, “related persons” include our executive officers, directors, greater than 5% shareholders or immediate family members of any of the foregoing. Pursuant to this policy, the Audit Committee, among other factors, is required to take into account whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. In addition, the Chairman of the Audit Committee has the authority to approve or ratify any interested transaction with a related person in which the aggregate amount involved is expected to be less than $25,000.

Director Independence

Our Board of Directors has determined that each of Messrs. Bloom, Yu and Wen are independent directors for the purposes of the listed company standards of The NYSE Amex, currently in effect and all applicable rules and regulations of the SEC. We have established the following standing committees of the Board of Directors: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. All members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee satisfy the “independence” standards applicable to members of each such committee. The Board of Directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions between us and the directors, if any. The Board of Directors considered relationships and transactions between each director, or any member of his or her immediate family, and our company, our subsidiary and our affiliates. The purpose of the Board of Directors’ review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NYSE AMEX rules.

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected Goldman Kurland and Mohidin, LLP (“GKM”) as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2010. GKM has served as our independent accountant since May 7, 2010. We previously had engaged Chang G. Park, CPA (“Park”) as our independent accountant since October 10, 2007 (inception). The following table presents the aggregate fees billed for professional services rendered by GKM and Park for the years ended December 31, 2010 and 2009.

	2010		2009
	GKM	Park	GKM	Park
Audit Fees	$90,000	$4,000	$-	$4,000
Audit-Related Fees	25,000	0	-	0
Tax Fees	0	0	-	0
All Other Fees	0	0	-	6,000

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit Committee’s Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax and any other services to be provided by our independent accountants. In situations where it is not possible to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chairman of the Audit Committee to grant pre-approval of auditing, audit-related, tax and all other services. Any pre-approved decisions by the Chairman are required to be reviewed with the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and
2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report.

FusionTech, Inc. and Subsidiary
Consolidated Balance Sheets
For the Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
FusionTech, Inc.

We have audited the accompanying consolidated balance sheets of FusionTech, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FusionTech, Inc. and subsidiary as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin, LLP
Encino, California
March 15, 2011

FUSIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash and equivalents	$1,365,267	$1,089,775
Restricted cash	36,818	-
Accounts receivable, net of allowance for doubtful accounts of
$209,620 and 79,129 for 2010 and 2009, respectively	5,063,833	742,082
Inventory, net	1,362,285	5,622,810
Other receivables	169,436	475,128
Due from related party	-	96,226
Advances to suppliers, net	488,639	509,184
Notes receivable	1,571,612	827,388
Retention receivable	746,642	379,608
Prepaid expense	40,443	79,277

Total current assets	10,844,975	9,821,478

NONCURRENT ASSETS
Property and equipment, net	477,019	330,785
Retention receivable	283,982	-
Deposits	1,061,445	586,360
Construction in progress	426,708	-
Other assets	-	39,792

Total noncurrent assets	2,249,154	956,937

TOTAL ASSETS	$13,094,129	$10,778,415

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,721,136	$2,758,750
Other payables	1,870,785	83,863
Unearned revenue	1,223,692	5,784,319
Note payable	213,912	-
Advances from stockholder	409,590	146,700
Due to former stockholder/officer	80,000	-
Short-term loan	1,517,000	-

Total current liabilities	10,036,115	8,773,632

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized,
29,390,000 in 2010 and 24,990,000 in 2009 shares issued and outstanding	29,390	24,990
Additional paid-in capital	1,554,917	1,346,926
Other comprehensive income	170,055	81,199
Statutory reserve	203,541	75,307
Retained earnings	1,100,111	476,361

Total stockholders' equity	3,058,014	2,004,783

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,094,129	$10,778,415

The accompanying notes are an integral part of these consolidated financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net revenue	$16,167,761	$9,947,893
Cost of revenue	12,587,484	7,817,162

Gross profit	3,580,277	2,130,731

Operating expenses
Selling	252,424	382,671
General and administrative	1,527,870	732,735

Total operating expenses	1,780,294	1,115,406

Income from operations	1,799,983	1,015,325

Non-operating income (expense)
Other income (expense), net	27,970	83,086
Interest income (expense), net	(135,773)	(24,477)

Total non-operating income (expense)	(107,803)	58,609

Income before income tax	1,692,180	1,073,934
Income tax	427,446	204,632

Net income	1,264,734	869,302
Foreign currency translation gain	88,856	550

Comprehensive income	$1,353,590	$869,852

Basic and diluted net income per share	$0.05	$0.03

Weighted average number of common shares
outstanding - basic and diluted	25,472,192	24,990,000

The accompanying notes are an integral part of these consolidated financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2010

	Common Stock		Additional Paid	Comprehensive	Statutory	Retained	Total Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Earnings	Equity

Balance, January 1, 2009	24,990,000	$24,990	$1,346,926	80,649	14,183	(331,817)	1,134,931

Net income, December 31, 2009	-	-	-	-	-	869,302	869,302

Transfer to statutory reserve	-	-	-	-	61,124	(61,124)	-

Foreign currency translation gain	-	-	-	550	-	-	550

Balance, December 31, 2009	24,990,000	24,990	1,346,926	81,199	75,307	476,361	2,004,783

Recapitalization on reverse acquisition	4,400,000	4,400	(94,049)	-	-	-	(89,649)

Dividends	-	-	-	-	-	(512,750)	(512,750)

Shareholder contributions	-	-	302,040	-	-		302,040

Foreign currency translation gain	-	-	-	88,856	-	-	88,856

Transfer to statutory reserve	-	-	-	-	128,234	(128,234)	-

Net income, December 31, 2010	-	-	-	-	-	1,264,734	1,264,734

Balance, December 31, 2010	29,390,000	$29,390	$1,554,917	$170,055	$203,541	$1,100,111	$3,058,014

The accompanying notes are an integral part of these consolidated financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,264,734	$869,302
Adjustment to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	91,387	74,521
(Increase) decrease in assets:
Accounts receivable	(4,178,921)	(415,085)
Other receivables	313,080	247,033
Advance to suppliers, net	36,650	761,556
Prepaid expenses	40,399	(67,351)
Inventory	4,330,371	(3,123,361)
Note receivable	-	(812,203)
Accounts receivable - non-current	-	17,560
Retention receivable	(620,622)	(178,956)
Long-term deposit	(442,650)	(585,988)
Other assets	40,023	(39,767)
Increase (decrease) in current liabilities:
Accounts payable	1,808,343	2,094,830
Other payables	1,735,258	182,324
Unearned revenue	(4,627,619)	984,085
Due to related party	-	(35,637)

Net cash (used in) operating activities	(209,567)	(27,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(35,810)	460,993
Due from related party	98,242	76,159
Note receivable	(696,436)	-
Purchase of property and equipment	(637,690)	(156,170)

Net cash provided by (used in) investing activities	(1,271,694)	380,982

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term note	1,770,600	-
Repayment of short-term note	(295,100)	-
Proceeds from note payable	208,060	-
Advances from related party	256,530	(4,398)
Dividends paid	(512,750)	-
Increase in stockholder contributions	302,040	-

Net cash provided by (used in) financing activities	1,722,440	(4,398)

Effect of exchange rate changes on cash and equivalents	34,313	219

INCREASE IN CASH & EQUIVALENTS	275,492	349,666

CASH & EQUIVALENTS, BEGINNING BALANCE	1,089,775	740,109

CASH & EQUIVALENTS, ENDING BALANCE	$1,365,267	$1,089,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$139,991	$-
Income taxes paid	$273,159	$96,836

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Acquisition of FusionTech	$(9,649)	$-

Purchase of 80,000,000 shares of common stock
from former stockholder/officer	$(80,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

FusionTech, Inc. (the “Company”) was incorporated under the name ZapNaps, Inc. on October 10, 2007, in the State of Nevada and established a fiscal year end of January 31. The Company was a development stage company organized to produce and distribute mini paper towels for use in the automotive industry.

On October 28, 2010, in anticipation of the Share Exchange and related transactions described below, the Company changed its name from ZapNaps, Inc. to FusionTech, Inc. through a merger with its wholly owned non-operational subsidiary, FusionTech, Inc., which was established to change the Company’s name as permitted under Nevada Law. The Company also authorized an increase in our authorized shares of common stock from 75,000,000 to 100,000,000, effective November 1, 2010, and an 8-for-1 forward split of its common stock, effective November 12, 2010. The effect of the forward stock split was reflected in the accompanying consolidated financial statements and all share and per share amounts were restated.

The Company operates through its wholly owned subsidiary, Dalian Heavy Mining Equipment Manufacturing Co., Ltd. (“Dalian”), a foreign joint venture company organized under the laws of the People’s Republic of China (“PRC”). Dalian was originally organized as a limited company in the PRC on December 18, 1992. On November 17, 2010, the PRC State Administration of Industry and Commerce, or the SAIC, issued an approval notice for a Sino-foreign joint venture business license for Dalian, indicating that capital injections by Wonderful Limited and Median Asset Investments Limited, British Virgin Islands companies, was approved and registering the ownership of their respective 5% equity interests in Dalian. Dalian manufactures all of the Company’s clean coking and related products and developed the Company’s Steel Plate Fusion technology.

The acquisition of Dalian was accomplished pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated November 22, 2010, as amended as of March 11, 2011, or the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on November 22, 2010, the Company issued 24,990,000 shares of its common stock to the seven owners of Dalian in exchange for their agreement to enter into and consummate a series of transactions to transfer ownership of Dalian to the Company as a wholly foreign owned enterprise. In addition, the owners of Dalian agreed to indemnify the Company in the event that they failed to transfer Dalian as a wholly foreign owned enterprise of the Company under relevant PRC law. Concurrently with the Share Exchange Agreement, and as a condition thereof, the Company entered into an agreement with David Lu, the Company’s former Chief Executive Officer and Director, pursuant to which he returned 80,000,000 shares of the Company’s common stock for cancellation. Mr. Lu will receive compensation of $80,000 from the Company for the cancellation of his common stock. Upon completion of the foregoing transactions, the Company had 29,390,000 shares of common stock issued and outstanding.

For accounting purposes, the Agreement and related transactions described above were treated as a reverse acquisition and recapitalization of FusionTech because, prior to the transactions, the Company was a non-operating public shell and, subsequent to the transactions, the shareholders of Dalian owned a majority of the outstanding common stock of the Company and exercise significant influence over the operating and financial policies of the consolidated entity. Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction. As of November 22, 2010, with the acquisition of Dalian, the Company is no longer in the development stage.

Dalian designs and manufactures clean technology industrial machinery used in coking, a critical but highly pollutive step in crude steel production. Dalian's products are sold to large and medium size steel mills and coke plants in China which use or are planning to use the coke dry quenching (“CDQ”) method of coking, a more environmentally friendly and energy conservative method of coking as compared to the traditional coke wet quenching method.

Dalian also designs and manufactures CDQ transport cars used in complete CDQ systems and clean technology coke oven machineries such as coke oven elevators, smoke transfer machines and coal cleaning machines. These clean technology coke oven machineries are used for maintaining coke ovens and reducing the amount of pollution they emit.  Dalian also designs and manufactures core coke oven products such as coke drums, coke drum carriers, wet quenching cars, coal freight cars, coke guide cars and coke pushers. These core coke oven products are necessary components for all coke oven systems.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

All of the Dalian’s product lines – coke oven elevators, smoke transfer machines, coal cleaning machines, coke drums, coke drum carriers, wet quenching cars, coal freight cars, coke guide cars and coke pushers – constituted a single reportable segment in accordance with ASC 280. Dalian currently operates exclusively in one business, the design and manufacture of customized and motorized equipment used in the coking and steelmaking process. Dalian manufactures all products by welding together large steel plates and integrating motors and electronic controls into its products. The components are shipped to the job sites and subsequently field assembled. Our customers are some of the largest coking and steelmakers in China. Individual customers have our entire suite of products in the past. There are no customers outside of these two industries.  All products are sold by in-house sales and marketing personnel and are shipped via outsourced third party logistic firms. The design and manufacturing processes for each product makes use of the same pool of engineering and production workers.

Dalian’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC’s economy.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States ("US GAAP") and include all of the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions were eliminated in consolidation.

Foreign Currency Translation

The functional currency of the Company's subsidiary, Dalian, is the Chinese Yuan Renminbi (RMB); however the accompanying financial statements were translated and presented in United States Dollars ("$").

All assets and liabilities were translated at the exchange rate on the balance sheet dates; stockholders’ equity was translated at the historical rates and statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments were reported under other comprehensive income in stockholders’ equity in accordance with ASC Topic 220, “Comprehensive Income.”

 In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Areas that require estimates include the valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities, future tax rates and sales returns.

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash and equivalents, notes receivable, accounts receivable and other receivables and accounts payable and other payables, accrued expenses, notes payable and short term debt to approximate their fair values because of their relatively short maturities.

Cash and equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Restricted Cash

Restricted cash consists of amounts deposited by certain customers related to product warranties which are to be held by the Company until the warranty period expires.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve.

Inventory

Inventory includes materials, labor and overhead and is stated at the lower of cost or market. The Company compares the cost of inventory with the market value and an allowance is provided to write down the inventory to its market value, if lower. Additionally, the Company determines cost of work in process and finished products using the specific identification method based on actual costs accumulated under a job-order cost system.

Advances to Suppliers

The Company makes advances to certain suppliers to purchase their material. The advances are interest free and unsecured. The Company recorded allowance on advances to suppliers of $118,607 and $89,997 for December 31, 2010 and 2009, respectively.

Notes Receivable

Notes receivable consists of bank notes received from customers as payment on their accounts receivable balances. The notes are guaranteed by a bank and bear no interest. The notes are generally due within six months from the date of issuance.

Retention Receivable

The Company had retention receivables from customers for product quality assurance of $1,030,624 and $379,608 as of December 31, 2010 and 2009, respectively. The retention rates are generally 10% of the related sales price with terms of 12 to 18 months, but no later than the termination of the warranty period.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments which extend the lives of the assets are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are relieved from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes, as of December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions within China are not covered by insurance.  The Company has not experienced any losses in such accounts

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The following table shows the customers which accounted for more than 10% of sales for 2010 and 2009:

	2010	2009

Customer A	26%	32%
Customer B	23%	28%
Customer C	19%	-

As of December 31, 2010 and 2009, there were no purchases from any individual vendors greater than 10% of total purchases.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. The Company’s research and development costs were $262,675 and $140,700 for 2010 and 2009, respectively

Income Taxes

Deferred tax assets and liabilities are recognized on the liability method on the differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are provided when necessary; to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At December 31, 2010 and 2009, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Basic and Diluted Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period.

For 2010 and 2009, there were no potentially dilutive securities.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in ASC Topic 605).  Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the Company ships the product, assembles the product on customer’s site, and customer agrees to the acceptance of the product.  Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. The Company also provides a product warranty to its customers, which is typically a negotiated term between 12 and 18 months from the acceptance date.

Warranties

The Company offers a warranty to its customers on its products depending on the contract terms negotiated with the customers. Warranty terms are typically between 12 to 18 months. The Company records warranty costs as incurred, which are included in the Company's selling expenses. Warranty expenses are associated with parts, labor, and travel expenses associated with repairing products post sale and within the warranty period. The majority of the warranty costs are incurred within a short period of time after the final installation and acceptance of the Company’s products by its customers. The Company’s warranty costs were $92,601 and $194,947 for the years ended December 31, 2010 and 2009, respectively.

The Company believes the product warranty in our sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC Topic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450 specifically addresses the accounting for standard warranties and neither SAB 104 nor FASB ASC Topic 605-25 supersedes FASB ASC Topic 450.  During 2009, the Company introduced a new product, coke oven elevator, for which it incurred additional one time warranty expense.  No material expenses were incurred for the coke oven elevator in 2010.

Unearned Revenue

Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Generally the sales contracts with customers provide that approximately 30% of the purchase price is due upon the placement of an order, 30% when the manufacturing process is substantially complete, and 30% upon customer acceptance of the product. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of our warranty period, which is typically a negotiated term between 12 and 18 months from the acceptance date.

Recent Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 3 – INVENTORY

At December 31, 2010 and 2009, Inventory consisted of the following:

	2010	2009

Raw Materials	$$149,570	$685,275
Work in Process	1,212,715	4,937,535

	$1,362,285	$5,622,810

NOTE 4 – PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, property and equipment consisted of the following:

	Useful Life	2010	2009
Equipment	5 Years	$91,173	$41,518
Vehicles	5 Years	439,054	325,150
Office Equipment	5 years	195,857	114,112
		726,084	480,780
Less: Accumulated Depreciation		(249,065)	(149,995)

		$477,019	$330,785

NOTE 5 - STATUTORY RESERVE AND DEVELOPMENT FUND

The PRC subsidiary of the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The Company appropriated $128,234 and $61,124 to the statutory surplus reserve for 2010 and 2009, respectively.

NOTE 6 – INCOME TAXES

The Company is subject to income taxes by entity on taxable income arising in or derived from each tax jurisdiction in which each entity is domiciled.

Dalian generated substantially all of its net income from its PRC operations and is governed by the Income Tax Law of the PRC. Income taxes are generally at a rate of 25% on income reported in the financial statements after appropriate tax adjustments.

FusionTech is domiciled in the U. S. and is subject to U. S. income taxes. As of December 31, 2010, FusionTech had net operating losses of approximately $38,000, which may be available to reduce future years’ taxable income through 2030. Management believes the realization of benefits from these loss carryforwards are uncertain due to the limited operations and continued losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Foreign pretax income was $1,692,180 and $869,302 for 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside the United States and net of available foreign tax credits. At December 31, 2010, approximately $1,117,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the U.S. federal income tax rate, taxes of approximately $100,000 would have to be provided if such earnings were remitted currently.

For 2010 and 2009, income tax expense consisted of the following:

	2010	2009

Current - Foreign	$507,273	$204,632

Deferred
Foreign	(79,827)	-
Undistributed foreign income	380,000	-
Foreign tax credit	(380,000)	-
Net operating loss	10,000	-
Valuation allowance	(10,000)	-

Total deferred taxes	(79,827)	-

	$427,446	$204,632

A reconciliation of income tax at the Federal statutory rate to the provision for income tax recorded in the financial statements for 2010 and 2009 is as follows:

	2010	2009

Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
Utilization of NOL	-%	(6)%
	25%	19%

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related party

Due from related party was payable on demand from a company that was 40% owned by the son of a stockholder of the Company at December 31, 2009.  All amounts were paid as of November 2, 2010.

Advances from stockholder

Advances from a stockholder for working capital do not bear interest and are payable upon demand.  Advances from stockholder were $409,590 and $146,700 as of December 31, 2010 and 2009, respectively.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 8 – SHORT-TERM LOAN

On January 12, 2010, Dalian borrowed RMB 12,000,000 ($1,765,200) from Shanghai Pudding Development Bank.  The note was due January 11, 2011 and bore interest at 5.841%.  On August 19, 2010, Dalian repaid RMB 2,000,000 ($294,200).  The loan was guaranteed by Dalian Union-Change Bonding Company (“Dalian Union”).   To guarantee the loan, Dalian Union required: (1) Dalian pay a RMB 1,200,000 ($180,000) deposit, (2) pledge 17 private homes belonging to the Dalian’s staff, (3) Dalian's former CEO and his wife pledged their ownership interests in Dalian, (4) Dalian’s former CEO and his wife guarantee the debt with joint liability and (5) a third party guarantees the debt as a joint liability counter-guarantor.  The pledge of Dalian's former CEO and his wife's ownership interests was subsequently canceled on September 10, 2010. The balance outstanding at December 31, 2010 was $1,517,000.  Interest expense on the short-term note for 2010 was $139,991. On January 11, 2011, the short-term loan was paid in full.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Dalian entered into non-cancelable leases for four buildings in Liaoning Province, China which include the Company’s office headquarters and three separate manufacturing facilities.  As of December 31, 2010, the leases expire on February 1, 2011, August 10, 2012, January 1, 2013, and October 31, 2013.  The Company recorded rent of $181,870 and $164,933 for 2010 and 2009, respectively.

As of December 31, 2010, future minimum lease payments under these leases by years are as follows:

Amount
2011	$218,827
2012	181,281
2013	58,152
Total	$458,260

On February 1, 2011, Dalian renewed a lease for one year through January 31, 2012 with annual rent of $41,000.

NOTE 10 – OTHER PAYABLES

A third party advanced the Company $712,990 (4,700,000 RMB) in November, 2010 for the working capital.  This is a no interest loan and it is due on demand from lender.

NOTE 11 - ADOPTION OF ACCOUNTING POLICIES

During 2010, the Company adopted the following accounting pronouncements without a material impact on the financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (ASC 820). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and become effective for interim and annual reporting periods beginning after December 15, 2009.

In January 2010, the FASB issued Update No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“2010-02”), an update of ASC 810 the Consolidation. ASU 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. If an entity has previously adopted SOFAS 160, the amendments in this update are effective beginning in the first interim or annual reporting period on or after December 15, 2009.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, “Subsequent Events” (ASC 85). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective upon issuance.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was adopted by the Company on July 1, 2010.

NOTE 12 - SUBSEQUENT EVENTS

Private Placement Memorandum

Under a private offering memorandum, dated February 2011, the Company offered up to $3,600,000 in Senior Convertible Promissory Notes that are convertible into common stock of the Company. The notes carry interest at 8%, and the principal amount of the notes and interest accrued thereon will be payable on the maturity date, as defined.

The Company may conduct one or more closings after receiving aggregate proceeds equal to $500,000 until aggregate proceeds equal to $3,600,000 or the Company chooses to terminate the offering. On March 9, 2011, the Company completed an initial closing for an aggregate principal amount of $1,100,000. On March 21, 2011, the Company completed a second closing for an aggregate principal amount of $1,836,000.

Advance from Officer

On March 2, 2011, the Company borrowed $760,770 from the Company’s Chairman and Chief Executive Officer, payable with interest at 8%, due on August 31, 2011.

Advance from Shareholder

On February 25, 2011, the Company borrowed $606,800 from a shareholder of the Company holding less than 5% of the Company’s common stock. The principal amount of the loan and the 8% annual interest accrued thereon, is payable on July 31, 2011.

Credit Facility

On February 1, 2011, the Company drew down $1.67 million under a Credit Facility Agreement with the Shanghai Pudong Development Bank, dated January 19, 2011. The loan matures on January 31, 2012, and carries an interest rate of 120% of the China benchmark interest rate, adjustable, and with interest payable, at the end of each of our fiscal quarters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSIONTECH, INC.
(Registrant)
Date: March 22, 2011	By:	/s/ Lixin Wang
Lixin Wang Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lixin Wang	Chairman and Chief Executive Officer (Principal Executive Officer)	March 22, 2011
Lixin Wang
/s/ Linqiang Yang	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2011
Linqiang Yang

/s/ Yueqi Zou	Director	March 22, 2011
Yueqi Zou

/s/ James Bloom	Director	March 22, 2011
James Bloom

/s/ Caiyuan Yu	Director	March 22, 2011
Caiyuan Yu

/s/ Yanming Wen	Director	March 22, 2011
Yanming Wen

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement and Plan of Reorganization by and between Dalian Heavy Mining Equipment Manufacturing Co. Ltd. and FusionTech, Inc., dated November 22, 2010 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

2.2
Return to Treasury Agreement by and between FusionTech, Inc. and David Lu, dated November 22, 2010 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

2.3
Agreement and Plan of Merger by and between ZapNaps, Inc. and FusionTech, Inc., dated October 28, 2010 (incorporated herein by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10Q (File No. 000-53837) filed on November 12, 2010)

2.4
First Amendment to Share Exchange Agreement and Plan of Reorganization by and between Dalian Heavy Mining Equipment Manufacturing Co., Ltd. and FusionTech, Inc., dated November 22, 2010, and effective as of March 11, 2011 (filed herewith)

3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1 (File No. 333-152355) filed on July 16, 2008)
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)
3.3
Articles of Merger between ZapNaps, Inc. and FusionTech, Inc., amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on October 28, 2010 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10Q (File No. 000-53837) filed on November 12, 2010)

3.4
Certificate of Change pursuant to NRS 78.209, amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on November 1, 2010 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

3.5
Articles of Exchange of Dalian Heavy Mining Equipment Manufacturing Co. Ltd. and FusionTech, Inc. filed with the Secretary of State of the State of Nevada on November 22, 2010 (Incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

4.1	Form of Note (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 000-53837) filed on March 15, 2011)
4.2	Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 000-53837) filed on March 15, 2011)
4.3	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 000-53837) filed on March 15, 2011)
10.1
Agreement for Short-Term Loan by and between Shanghai Pudong Development Bank Co., Ltd.  and Dalian Heavy Mining Equipment Manufacturing, Co., Ltd.,  dated January 1, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.2
Contract to Guarantee by and between Dalian Union-Chuangye Bonding Company, Ltd. and Dalian Heavy Mining Equipment Manufacturing Co., Ltd., dated January 12, 2010 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.3
Contract to Guarantee by and between Shanghai Pudong Development Bank Co., Ltd. and Lixin Wang and Peili Wang, dated January 12, 2010 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Amended Current Report on Form 8-K/A (File No. 000-53837) filed on January 3, 2011)

10.4
Registration Notice of Cancelling Equity Pledge between Dalian Union-Chuangye Bonding Company, Ltd. and Lixin Wang, dated September 10, 2010 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.5
Registration Notice of Cancelling Equity Pledge between Dalian Union-Chuangye Bonding Company, Ltd. and Peili Wang, dated September 10, 2010 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.6
Investment Agreement by and between Management Committee of Laobian Industrial Park and Dalian Heavy Mining Equipment Manufacturing Co., Ltd. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.7
Agreement by and between Zhuanghe Port Industrial Zone Management Committee and Dalian Heavy Mining Equipment Manufacturing Co., Ltd., dated September 17, 2009 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.8
Lease Contract at Gaoneng Street Incubating Base by and between Dalian Shuangde Scientific Industry and Trading Co. Ltd and Dalian Heavy Mining Equipment Manufacturing Co., Ltd. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.9
Workshop Lease by and between Dalian Yilong Zhongkuan Machine Manufacturing Co. Ltd., and Dalian Heavy Mining Equipment Manufacturing Co., Ltd., dated September 25, 2008 (Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.10
Lease Agreement by and between Dalian Yilong Zhongkuan Machine Manufacturing Co. Ltd. and Dalian Heavy Mining Equipment Manufacturing Co., Ltd., dated November 20, 2009 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.11
Workshop Lease and Processing Cooperation Agreement by and between Dalian Shengyang Heavy Industry Co., Ltd. and Dalian Heavy Mining Equipment Manufacturing Co., Ltd., dated August 10, 2010 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.12
Standard Labor Contract by and between Lixin Wang and Dalian Heavy Mining Equipment Manufacturing Co., Ltd., dated January 4, 2008 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.13
Standard Labor Contract by and between Linqiang Yang and Dalian Heavy Mining Equipment Manufacturing Co., Ltd., dated January 18, 2008 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)

10.14
Agreement by and between Minmetals Yingkou Medium Plate Co., Ltd and Dalian Heavy Mining Equipment Manufacturing Co. Ltd., dated June 2, 2010 as amended on August 9, 2010 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Amended Current Report on Form 8-K/A (File No. 000-53837) filed on January 3, 2011)

10.15
Credit Finance Agreement by and between Shanghai Pudong Development Bank Co., Ltd. and Dalian Heavy Mining Equipment Manufacturing, Co., Ltd., dated January 19, 2011 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Amended Current Report on Form 8-K/A (File No. 000-53837) filed on January 31, 2011)

10.16	Loan Agreement between Dalian Heavy Mining Equipment Manufacturing Co., Ltd. and Lixin Wang dated March 2, 2011 (filed herewith)
10.17	Lease Contract at Gaoneng Street Incubating Base by and between Dalian Shuangde Scientific Industry and Trading Co. Ltd and Dalian Heavy Mining Equipment Manufacturing Co., Ltd. (filed herewith)
14.1	Code of Conduct (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on March 3, 2011)
16.1	Letter from Chang G. Park, dated May 7, 2010 (Incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on May 12, 2010)
21.1	Subsidiaries of the Company (Incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on November 22, 2010)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer (filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer (filed herewith)
99.1	Audit Committee Charter (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on March 3, 2011)
99.2	Compensation Committee Charter (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on March 3, 2011)
99.3	Nominating and Corporate Governance Committee Charter (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 000-53837) filed on March 3, 2011)