Form 10-Q
period 2011-03-31
FusionTech, Inc.
filed 2011-05-16
CIK 1439446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53837

FUSIONTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1250093
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 26 Gaoneng Street, High Tech Zone, Dalian, Liaoning Province, China	116025
(Address of principal executive offices)	(Zip Code)

(86) 0411-84799486
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,390,000 shares of common stock outstanding as of May 13, 2011.

FusionTech, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FUSIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	MARCH 31,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$3,916,367	$1,365,267
Restricted cash	704,511	36,818
Accounts receivable, net of allowance for doubtful accounts of $594,451 and $209,620 for 2011 and 2010, respectively	3,909,471	5,063,833
Inventory	1,448,357	1,362,285
Other receivables	267,994	169,436
Prepaid financing costs	282,704	-
Due from related parties	23,064	-
Advances to suppliers	867,747	488,639
Notes receivable	586,274	1,571,612
Retention receivable	1,153,171	746,642
Prepaid expense	57,326	40,443

Total current assets	13,216,986	10,844,975

NONCURRENT ASSETS
Property and equipment, net	481,551	477,019
Retention receivable – noncurrent	138,449	283,982
Long-term deposit	871,649	1,061,445
Construction in progress	905,598	426,708
Prepaid offering costs	50,000	-

Total noncurrent assets	2,447,247	2,249,154

TOTAL ASSETS	$15,664,233	$13,094,129

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,302,798	$4,721,136
Senior convertible promissory notes payable	3,600,000	-
Other payables	471,575	1,870,785
Unearned revenue	1,024,379	1,223,692
Note payable	1,613,488	213,912
Advances from stockholder	1,369,800	409,590
Due to former stockholder/officer	80,000	80,000
Accrued interest	11,454	-
Short-term loan	1,674,200	1,517,000

Total current liabilities	13,147,694	10,036,115

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized,
29,390,000 shares issued and outstanding at 2011 and 2010	29,390	29,390
Additional paid-in capital	1,554,917	1,554,917
Other comprehensive income	333,288	170,055
Statutory reserve	203,541	203,541
Retained earnings	395,402	1,100,111

Total stockholders' equity	2,516,538	3,058,014

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,664,232	$13,094,129

The accompanying notes are an integral part of these financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Net revenue	$1,538,409		$1,185,868
Cost of revenue	1,261,291		717,636

Gross profit	277,118		468,232

Operating expenses
Selling	64,603		66,964
Research and development	56,605		39,440
General and administrative	769,644		249,758

Total operating expenses	890,852		356,162

(Loss) income from operations	(613,734)		112,070

Non-operating expenses
Other income (expense), net	(2,345)		-
Interest expense, net	(66,014)		(12,438)
Amortization of prepaid financing costs	(22,616)		-

Total non-operating (expense)	(90,975)		(12,438)

(Loss) Income before income tax	(704,709)		99,632
Income tax	-		25,427

Net (loss) income	(704,709)		74,205
Foreign currency translation gain (loss)	163,233		(15,431)

Comprehensive (loss) income	$(541,476)		$58,774

Basic and diluted net (loss) income per share	$(0.02)	$	*

Weighted average number of common shares outstanding - basic and diluted	29,390,000		29,390,000

* Less than $0.01

The accompanying notes are an integral part of these financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 and 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(704,709)	$74,205
Adjustment to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	51,962	20,477
(Increase) decrease in assets:
Accounts receivable	1,167,974	141,165
Other receivables	(97,742)	7,131
Advance to suppliers, net	(384,329)	18,713
Prepaid expenses	(16,706)	27,892
Inventory	(81,368)	(260,680)
Retention receivable	(256,922)	85,659
Other noncurrent assets	-	39,684
Long-term deposit	192,786	(197,321)
Increase (decrease) in current liabilities
Accounts payable	(1,557,243)	(737,941)
Other payables	(1,387,756)	30,052
Unearned revenue	(202,811)	(115,053)

Net cash (used in) operating activities	(3,276,864)	(866,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(665,818)	(254,957)
Due from related party	(23,064)	(30,731)
Note receivable	987,914	(259,716)
Purchase of property and equipment	(496,873)	(2,567)

Net cash (used in) investing activities	(197,841)	(547,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term note	151,800	1,755,600
Proceeds from senior convertible promissory notes (net of expense of $305,320)	3,294,680	-
Proceeds from note payable	1,395,194	-
Deferred offering costs	(50,000)	-
Dividends	-	(512,750)
Advances from related party	910,800	227,541

Net cash provided by financing activities	5,702,474	1,470,391

Effect of exchange rate changes on cash and equivalents	323,331	42,514

INCREASE IN CASH & EQUIVALENTS	2,551,100	98,917

CASH & EQUIVALENTS, BEGINNING BALANCE	1,365,267	1,089,775

CASH & EQUIVALENTS, ENDING BALANCE	$3,916,367	$1,188,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$24,630	$13,672
Income taxes paid	$158,442	$40,667

The accompanying notes are an integral part of these financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

FusionTech, Inc. (the “Company”) was incorporated under the name ZapNaps, Inc. on October 10, 2007, in the State of Nevada and established a fiscal year end of January 31. The Company was a development stage company organized to produce and distribute mini paper towels for use in the automotive industry.

On October 28, 2010, in anticipation of the Share Exchange and related transactions described below, the Company changed its name from ZapNaps, Inc. to FusionTech, Inc. through a merger with its wholly owned non-operational subsidiary, FusionTech, Inc., which was established to change the Company’s name as permitted under Nevada Law. The Company also authorized an increase in its authorized shares of common stock from 75,000,000 to 100,000,000, effective November 1, 2010, and an 8-for-1 forward split of its common stock, effective November 12, 2010. The effect of the forward stock split is reflected in the accompanying consolidated financial statements and all share and per share amounts have been restated.

We carry out all our operations through Dalian Heavy Mining Equipment Manufacturing Co., Ltd. (“Dalian”), a foreign joint venture company organized under the laws of the People’s Republic of China (“PRC”). Dalian was originally organized as a limited company in the PRC on December 18, 1992. On November 17, 2010, the Dalian Administration of Industry and Commerce, or the Dalian SAIC, issued an approval notice for a Sino-foreign joint venture business license for Dalian, indicating that capital injections by Wonderful Limited and Median Asset Investments Limited, British Virgin Islands companies, were approved and registering the ownership of their respective 5% equity interests in Dalian. Dalian manufactures all of the Company’s clean coking and related products and developed the Company’s Steel Plate Fusion technology.

The Company entered into a Share Exchange Agreement and Plan of Reorganization on November 22, 2010, as amended as of March 11, 2011, or the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on November 22, 2010, the Company issued 24,990,000 shares of its common stock to the seven owners of Dalian for their agreement to enter into and consummate a series of transactions to transfer ownership of Dalian to the Company as a wholly foreign owned enterprise. In addition, the owners of Dalian agreed to indemnify the Company in the event that they failed to transfer Dalian as a wholly foreign owned enterprise of the Company under relevant PRC law. Concurrently with the Share Exchange Agreement, and as a condition thereof, the Company entered into an agreement with David Lu, the Company’s former Chief Executive Officer and Director, pursuant to which he returned 80,000,000 shares of the Company’s common stock for cancellation. Mr. Lu will receive $80,000 from the Company for the cancellation of his common stock. Upon completion of the foregoing transactions, the Company had 29,390,000 shares of common stock issued and outstanding.

For accounting purposes, the Share Exchange Agreement and related transactions described above were treated as a reverse acquisition and recapitalization of the Company because, prior to the transactions, the Company was a non-operating public shell and, subsequent to the transactions, the shareholders of Dalian owned a majority of the outstanding common stock of the Company and exercise significant influence over the operating and financial policies of the consolidated entity. Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction. As of November 22, 2010, the Company is no longer in the development stage.

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

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010 (Unaudited)

All of Dalian’s product lines – coke oven elevators, smoke transfer machines, coal cleaning machines, coke drums, coke drum carriers, wet quenching cars, coal freight cars, coke guide cars and coke pushers – constituted a single reportable segment in accordance with ASC 280. Dalian currently operates exclusively in one business, the design and manufacture of customized and motorized equipment used in the coking and steelmaking process. Dalian manufactures all of its products by welding together large steel plates and integrating motors and electronic controls into its products. The components are then shipped to the job sites and subsequently field assembled. Our customers are some of the largest coking and steelmakers in China. Individual customers have purchased our entire suite of products in the past.  Currently, the Company has no customers outside of these two industries.  All of the Company’s products are sold by in-house sales and marketing personnel and are shipped via outsourced third party logistic firms. In addition, the design and manufacturing processes for each product makes use of the same pool of engineering and production workers.

Dalian’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy.

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

Foreign Currency Translation

The functional currency of the Company's subsidiary, Dalian, is the Chinese Yuan Renminbi (“RMB”); however, the accompanying financial statements were translated and presented in United States Dollars ("$").

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

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010 (Unaudited)

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

Advances to Suppliers

The Company makes advances to certain suppliers to purchase their material. The advances are interest free and unsecured. The Company recorded allowances on advances to suppliers of $152,742 and $118,607 audited for March 31, 2011, and December 31, 2010 (audited), respectively.

Notes Receivable

Notes receivable consists of bank notes received from customers as payment on their accounts receivable balances. The notes are guaranteed by a bank and bear no interest. The notes are generally due within six months from the date of issuance.

Retention Receivable

The Company had retention receivables from customers for product quality assurance of $1,219,619 and $1,030,624 audited as of March 31, 2011, and December 31, 2010 (audited), respectively. The retention rates are generally 10% of the related sales price with terms of 12 to 18 months, but no later than the termination of the warranty period.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010 (Unaudited)

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes, as of March 31, 2011, and December 31, 2010 (audited), there were no significant impairments of its long-lived assets.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions within China are not covered by insurance.  The Company has not experienced any losses in such accounts.

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The following table shows customers which accounted for more than 10% of sales for the three months ended March 31, 2011 and 2010, and their accounts receivable balances at March 31, 2011 and 2010:

	2011		2010
	% of Sales	Accounts Receivable at March 31, 2011	% of Sales	Accounts Receivable at March 31, 2010
Customer A	42%	$911,727	68%	$640,442
Customer B	29%	$440,269	31%	$465,580
Customer C	21%	$179,292	-	-

The Company purchased raw materials from three major vendors during the three months ended March 31, 2011 and 2010. The percentages of purchases during the periods and accounts payable balances at the end of the periods to these vendors were as follows:

	2011		2010
	% of Purchases	Accounts Payable at March 31, 2011	% of Purchases	Accounts Payable at March 31, 2010
Vendor A	21%	$202,541	17%	$69,982
Vendor B	19%	$32,318	14%	$70,087
Vendor C	12%	$433,402	12%	$80,372

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010 (Unaudited)

Research and Development Costs

Research and development costs are expensed when incurred and are included in general and administrative expenses. The Company’s research and development costs were $56,605 and $39,440 for three months ended March 31, 2011 and 2010, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized on the liability method on the differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2011 and December 31, 2010 (audited), the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

For 2011 and 2010, there were no potentially dilutive securities.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in ASC Topic 605).  Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer accepts the product occurs and collectability is reasonably assured. Customer acceptance occurs after the Company ships the product, assembles the product on customer’s site, and the customer agrees to the acceptance of the product.  Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue.

Warranties

The Company offers a warranty to its customers on its products depending on the contract terms negotiated with the customers. Warranty terms are typically between 12 to 18 months. The Company records warranty costs as incurred, which are included in the Company's selling expenses. Warranty expenses are associated with parts, labor, and travel expenses associated with repairing products post sale and within the warranty period. The majority of the warranty costs are incurred within a short period of time after the final installation and acceptance of the Company’s products by its customers. The Company’s warranty costs were $23,757 and $25,158 for the three months ended March 31, 2011 and 2010, respectively.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010 (Unaudited)

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

Unearned Revenue

Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Generally the sales contracts with customers provide that approximately 30% of the purchase price is due upon the placement of an order, 30% when the manufacturing process is substantially complete, and 30% upon customer acceptance of the product. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the Company’s warranty period, which is typically a negotiated term between 12 and 18 months from the acceptance date.

Recent Pronouncements

In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The Company adopted this ASU on January 1, 2011.  As of March 31, 2011, the company has not entered into any business combinations.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this ASU on January 1, 2011. As of March 31, 2011, the Company has not entered into any business combinations.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010 (Unaudited)

On March 5, 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging Topic 815: Scope Exception Related to Embedded Credit Derivatives. This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INVENTORY

At March 31, 2011 and December 31, 2010 (audited), inventory consisted of the following:

	2011	2010

Raw Materials	$1,399,833	$149,579
Work in Process	48,524	1,212,715

	$1,448,357	$1,362,285

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010 (audited), property and equipment consisted of the following:

	Useful Life	2011	2010
Equipment	5 Years	$96,846	$91,173
Vehicles	5 Years	467,897	439,054
Office Equipment	5 years	197,802	195,857
		762,545	726,084
Less: Accumulated Depreciation		(280,994)	(249,065)

		$481,551	$477,019

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010 (Unaudited)

NOTE 5 - STATUTORY RESERVE AND DEVELOPMENT FUND

Our PRC subsidiary is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of its registered capital. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The Company appropriated $7,421 to the statutory surplus reserve for the three months ended March 31, 2010.

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

FusionTech is domiciled in the U.S. and is subject to U.S. income taxes. As of March 31, 2011, FusionTech had net operating losses of approximately $75,000, which may be available to reduce future years’ taxable income through 2031. Management believes the realization of benefits from these loss carryforwards are uncertain due to limited operations and continued losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Foreign pretax (loss) income was ($704,709) and $99,632 for the three months ended March 31, 2011, and 2010, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside the United States and net of available foreign tax credits. At March 31, 2011, approximately $482,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the U.S. federal income tax rate, taxes of approximately $37,000 would have to be provided if such earnings were remitted currently.

For the three months ended March 31, 2011 and 2010, income tax expense consisted of the following:

	2011	2010

Current – Foreign	$-	$25,427

Deferred
Net operating loss	200,000	-
Valuation allowance	(200,000)	-

Total deferred taxes	-	-

	$-	$25,427

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010 (Unaudited)

A reconciliation of income tax at the Federal statutory rate to the provision for income tax recorded in the financial statements for 2011 and 2010 is as follows:

	2011		2010

Tax provision at statutory rate	(34%	)	(34%	)
Foreign tax rate difference	9%		9%
Valuation allowance	25%		-
Other	-		0.5%
	-		25.5%

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related party

Due from related party was payable on demand from a company that was 40% owned by the son of a stockholder of the Company at December 31, 2009.  All amounts were paid as of November 2, 2010.

Advances from stockholder

Advances from a stockholder for working capital do not bear interest and are payable upon demand.

NOTE 8 – SHORT-TERM LOAN

On January 12, 2010, Dalian borrowed RMB 12,000,000 ($1,765,200) from Shanghai Pudong Development Bank (“SPDB”).  The note bore interest at 5.841%.  On August 19, 2010, Dalian repaid RMB 2,000,000 ($294,200).  The loan was guaranteed by Dalian Union-Change Bonding Company (“Dalian Union”).  To guarantee the loan, Dalian Union required: (1) Dalian pay a RMB 1,200,000 ($180,000) deposit, (2) pledge 17 private homes belonging to the Dalian’s staff, (3) Dalian's former CEO and his wife pledged their ownership interests in Dalian, (4) Dalian’s former CEO and his wife guarantee the debt with joint liability and (5) a third party guarantees the debt as a joint liability counter-guarantor.  The pledge of Dalian's former CEO and his wife's ownership interests was subsequently canceled on September 10, 2010. The balance outstanding at December 31, 2010 was $1,517,000.   On January 11, 2011, the short-term loan was paid in full.

On January 19, 2011, the Company obtained a new credit facility from Shanghai Pudong Development Bank of $3,340,000 (RMB 22,000,000). On February 1, 2011, the Company borrowed $1,670,000 under the credit facility. The loan matures on January 31, 2012, and carries interest of 120% of the China benchmark interest rate, adjustable, and with interest payable, at the end of each of our fiscal quarters.

Interest expense on the short-term note for the three months ending March 31, 2011, and 2010 was $54,866 and $13,673, respectively.

NOTE 9-ADVANCE FROM OFFICER

On March 2, 2011, the Company borrowed $760,770 from the Company’s Chairman and Chief Executive Officer, payable with interest at 8%, on August 31, 2011.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010 (Unaudited)

NOTE 10-CONVERTIBLE NOTES PAYABLE

On March 8, 18 and 28, 2011, the Company sold Senior Convertible Promissory Notes for an aggregate of $3,600,000 under a private offering memorandum. The notes are due the earlier of: 180 days from the date of the note or 4 days from the filing of a registration statement for an initial public offering with Securities and Exchange Commission, with interest at 8%, per annum, and are convertible at the holder’s option into shares of common stock at an amount equal to the price per share of the initial public offering.

Interest expense on the convertible notes payable for the three months ending March 31, 2011 was $11,454.

Expenses of the sale of Senior Convertible Promissory Notes were:

Placement agent’s fee	$144,000
Placement agent’s advisory fee	50,000
Placement agent’s legal fee	81,211
Legal and other fees	134,341

$409,552

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Dalian entered into non-cancelable leases for four buildings in Liaoning Province, China which include the Company’s office headquarters and three separate manufacturing facilities.  As of March 31, 2011, the leases expire on February 1, 2012, August 10, 2012, January 1, 2013, and October 31, 2013.  On February 1, 2011, Dalian renewed a lease for one year through January 31, 2012 with annual rent of $41,000. The Company recorded rent of $72,204 and $47,643 for the three months ended March 31, 2011, and 2010, respectively.

As of March 31, 2011, future minimum lease payments under these leases by years are as follows:

2011	$250,369
2012	164,376
2013	40,840
Total	$455,585

NOTE 12 – OTHER PAYABLES

A third party advanced the Company $712,990 (4,700,000 RMB) in November, 2010 for working capital.  This is a no interest loan and it is due on demand from lender.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to FusionTech, Inc. as “FusionTech,” the “Company,” “we,” “us,” and “our.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design and manufacture clean technology industrial machinery used in the coking process, a critical but highly pollutive step in crude steel production. Our products are primarily sold to large and medium size steel mills and coking plants in China who use or are planning to use the CDQ method of coking, a more environmentally friendly and energy conservative method of coking as compared to the traditional coke wet quenching method.

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

In the fourth quarter of 2011, we plan to provide our proprietary steel plate fusion services (“Steel Plate Fusion”) to a large steel plate manufacturer in northern China, Minmetals Yingkou Medium Plate Co., Ltd. (“Minmetals Yingkou”). Minmetals Yingkou is an established steel plate manufacturer in China with over 30 years of experience in manufacturing steel plates. It is a subsidiary of the reputable China Minmetals Corporation, a Fortune Global 500 Company based in China focusing on the development and production of metals and minerals.

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

Our History

We carry out all our operations through Dalian, a foreign joint venture company organized under the laws of the PRC. Dalian was originally organized as a limited company in the PRC on December 18, 1992. On November 17, 2010, the Dalian Administration of Industry and Commerce, or the Dalian SAIC, issued an approval notice for a Sino-foreign joint venture business license for Dalian, indicating that capital injections by Wonderful Limited and Median Asset Investments Limited, British Virgin Islands companies, was approved and registering the ownership of their respective 5% equity interests in Dalian. Dalian manufactures all of our clean coking and related products and developed our Steel Plate Fusion technology.

We were incorporated in the State of Nevada on October 10, 2007, under the name ZapNaps, Inc. as a development stage company with no revenues and no operation by Ms. Peggy Lalor, our former President and Director.  On December 3, 2007, we issued 10,000,000 shares of our common stock to Ms. Lalor at $.001 per share for $10,000, representing Ms. Lalor’s initial investment in the Company.

On May 7, 2010, Ms. Lalor sold 10,000,000 shares of the our common stock to Mr. David Lu for $40,000 in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, Ms. Lalor resigned from her positions with the Company and Mr. Lu was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director of the Company.

On October 28, 2010, in anticipation of the Share Exchange and related transactions described below, we changed our name from ZapNaps, Inc. to FusionTech, Inc. through a merger with our wholly owned non-operational subsidiary, FusionTech, Inc., which was established to change the Company’s name as permitted under Nevada Law. We also authorized an increase in our authorized shares of common stock from 75,000,000 to 100,000,000, effective November 1, 2010, and an 8-for-1 forward split of our common stock, effective November 12, 2010. Prior to the forward split we had 10,550,000 shares of our common stock outstanding. After giving effect to the forward split and immediately preceding the Share Exchange, we had 84,400,000 shares of our common stock outstanding. We authorized the increase in authorized shares and forward stock split to provide a sufficient number of shares to accommodate the trading of our common stock in the OTC marketplace.

On November 22, 2010, we entered into a Share Exchange Agreement and Plan of Reorganization, as amended as of March 11, 2011, or the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on November 22, 2010, we issued 24,990,000 shares of our common stock to the seven owners of Dalian in exchange for their agreement to enter into and consummate a series of transactions to transfer ownership of Dalian to the Company as a wholly foreign owned enterprise. In addition, the owners of Dalian agreed to indemnify us in the event that they failed to transfer Dalian as a wholly foreign owned enterprise of the Company under relevant PRC law. Concurrently with the Share Exchange Agreement, and as a condition thereof, we entered into an agreement with David Lu, our former Chief Executive Officer and Director, pursuant to which he returned 80,000,000 shares of our common stock to us for cancellation. Mr. Lu will receive compensation of $80,000 from us for the cancellation of his common stock. Upon completion of the foregoing transactions, we had 29,390,000 shares of our common stock issued and outstanding.

For accounting purposes, the Share Exchange transaction was treated as a reverse acquisition and recapitalization of Dalian, because prior to the transaction the Company was a non-operating public shell, and subsequent to the transaction Dalian’s owners owned a majority of the outstanding common stock of the Company and exercise significant influence over the operating and financial policies of the consolidated entity. We have no other operations or businesses other than those acquired in the Dalian acquisition. As of November 22, 2010, the Company was no longer in the development stage.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 compared to the three months Ended March 31, 2010

	2011	2010	Increase (Decrease)	Increase (Decrease)
					%
Net revenue	$1,538,409	$1,185,868	$352,541	30%
Cost of revenue	1,261,291	717,636	543,655	76%
Gross Profit	277,118	468,232	(191,114)	(41	) %
Operating expenses
Selling	64,603	66,964	(2,361)	(4	) %
Research and development	56,605	39,440	17,165	43%
General and administrative	769,644	249,758	520,094	208%
Total operating expenses	890,852	356,162	534,690	150%
(Loss) income from operations	(613,734)	112,070	(725,804)	(648	) %
Non-operating income (expense)
Other income (expense), net	(2,345)	-	2,345	-%
Interest (expense) income, net	(88,630)	(12,438)	(76,192)	613%
Total non-operating (expense) income	(90,975)	(12,438)	(78,537)	632%
(Loss) income before income tax	(704,709)	99,632	(804,341)	(807	) %
Income tax	-	25,427	(25,427)	(100	) %
Net (loss) income	$(704,709)	$74,205	$(778,914)	(1,050	) %

REVENUES

The increase in revenues of $352,541 was primarily due to an increase in completed orders under existing contracts in 2011 as compared to 2010.

COSTS OF REVENUE

Cost of revenue as a percentage of revenues was 82% and 61% for 2011 and 2010, respectively. The increase in cost of revenue as a percentage of revenues was due to increased costs of raw materials.

GROSS PROFIT

Gross profit decreased as a result of the higher costs of raw materials offset by the increased number of completed orders.

GENERAL AND ADMINISTRATIVE EXPENSES

The increase in general and administrative expense was due primarily to increases in legal, accounting and other expenses related to being a public company. As a result of increased revenue and the expenses of being a public company, general and administrative expenses as a percentage of revenue increased to 50% for 2011, from 21% for 2010.

INTEREST EXPENSE

The increase in interest expense was primarily due to increased borrowing in 2011 compared to 2010.

PROVISION FOR INCOME TAX

The tax provision as a percentage of income before tax was none in 2011 due to the Company incurring a net loss. The tax provision as a percentage of income before tax was 25% for the period ended March 31, 2010.

NET (LOSS) INCOME

Net (loss) income as a percentage of revenues was (46%) and 6% for the periods ended March 31, 2011, and 2010, respectively. The net loss was primarily attributable to the increase in raw material costs and increased professional fees associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

We have been able to generate cash flow to finance our working capital needs based on the terms of our agreements with our customers, and believe this will be sufficient to fund our existing clean coking and related products business over the next 12 months.  We typically receive orders that take approximately three to six months to manufacture, including purchasing raw materials, construction of products, delivery the products and assembly of the products at the customer site.  Generally our agreements with our customers provide that approximately 30% of the purchase price is due upon the placement of an order, 30% when the manufacturing process is substantially complete and 30% upon customer acceptance of the product. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of our warranty period, which is typically a negotiated term of between 12 and 18 months from the acceptance date. The fluctuations in our year-over-year cash flows due to changes in balance sheet accounts are due to the nature of the sales cycle for our products.

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Unrestricted cash and equivalents were $3,916,367 at March 31, 2011, an increase of $2,727,675 from $1,188,692 at March 31, 2010.

There was a use of cash of $3,276,864 from operating activities for 2011 compared to $866,017 for 2010. This increase in the use of cash in 2011was principally the result of an increase in accounts receivable, a decrease in accounts payable and the effect of the net loss.

Cash used in investing activities was $197,841 for 2011 compared to cash used in investing activities of $547,971 for 2010. This decrease in use of cash was principally the result of a decrease in notes receivable, offset in part by the purchases of property and equipment and an increase in restricted cash.

Cash provided by financing activities for 2011 was $5,702,474 compared to $1,470,391 for 2010.  The increase was principally the result of proceeds received from the sale of senior convertible promissory notes, the note payable and the advances from related party.

We will continue to finance operations through the collection of our accounts receivable, the sale of our inventory and through financing. As of March 31, 2011, we have working capital of $69,292 and accounts receivable of $3,909,471, which we believe is sufficient to finance us for the foreseeable future.

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

Contractual Obligations

Our significant contractual obligations as of March 31, 2011 are as follows:

	Payments due by Period
	Less than	One to	Three to
	One Year	Three Years	Five Years	Total
Short-term note	$1,674,200	$-	$-	$1,674,200

Senior convertible
Promissory note	3,600,000	-	-	3,600,000

Factory and office leases	250,369	205,216	-	455,585

Total	$5,524,569	$205,216	$-	$5,729,785

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the date of that evaluation to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item 2 was previously disclosed and included in Current Reports on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSIONTECH, INC.
(Registrant)

Date: May 16, 2011	By:	/s/ Lixin Wang
Lixin Wang Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

† Filed herewith
‡ Furnished herewith