Form 10-Q
period 2011-06-30
FusionTech, Inc.
filed 2011-08-22
CIK 1439446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53837

FUSIONTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1250093
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 26 Gaoneng Street, High Tech Zone, Dalian, Liaoning Province, China	116025
(Address of principal executive offices)	(Zip Code)

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
YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,390,000 shares of common stock outstanding as of August 19, 2011.

FusionTech, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$5,546,239	$1,365,267
Restricted cash	3,561,876	36,818
Accounts receivable, net of allowance for doubtful accounts of $844,814 and $209,620 for 2011 and 2010, respectively	2,919,098	5,063,833
Inventory	1,244,146	1,362,285
Other receivables	49,685	169,436
Prepaid financing costs	144,179	-
Due from related parties	8,267	-
Due from shareholder	15,452	-
Advances to suppliers, net	761,707	488,639
Tax receivable	212,886	-
Notes receivable	421,531	1,571,612
Retentions receivable	1,264,707	746,642
Prepaid expenses	78,806	40,443

Total current assets	16,228,579	10,844,975

NONCURRENT ASSETS
Property and equipment, net	435,501	477,019
Retention receivable - noncurrent	-	283,982
Long-term deposits	1,403,927	1,061,445
Construction in progress	1,496,475	426,708
Prepaid offering costs	23,611	-

Total noncurrent assets	3,359,514	2,249,154

TOTAL ASSETS	$19,588,093	$13,094,129

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,300,475	$4,721,136
Senior convertible promissory notes payable	3,600,000	-
Short-term loans	7,030,719	1,517,000
Other payables	974,145	1,870,785
Unearned revenue	327,455	1,223,692
Notes payable	1,482,712	213,912
Due to shareholder	618,085	409,590
Due to former stockholder / officer	80,000	80,000

Total current liabilities	17,413,591	10,036,115

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,390,000 shares issued and outstanding	29,390	29,390
Additional paid-in capital	1,554,917	1,554,917
Other comprehensive income	255,384	170,055
Statutory reserve	139,699	203,541
Retained earnings	195,112	1,100,111

Total stockholders' equity	2,174,502	3,058,014

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,588,093	$13,094,129

The accompanying notes are an integral part of these consolidated financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

Net revenue	$3,458,427	$3,462,979	$1,920,018	$2,277,111
Cost of goods sold	2,810,996	2,548,690	1,549,705	1,831,054

Gross profit	647,431	914,289	370,313	446,057

Operating expenses
Selling	168,137	123,864	103,534	56,900
Research and development	122,346	119,271	65,741	79,831
General and administrative	1,024,431	452,535	254,787	202,777

Total operating expenses	1,314,914	695,670	424,062	339,508

(Loss) income from operations	(667,483)	218,619	(53,749)	106,549

Non-operating income (expenses)
Other income (expense), net	54,174	(3,316)	56,519	(3,316)
Interest expense, net	(168,003)	(42,108)	(101,989)	(29,670)
Amortization of prepaid financing costs	(187,530)	-	(164,914)	-

Total non-operating expenses	(301,359)	(45,424)	(210,384)	(32,986)

(Loss) Income before income tax	(968,842)	173,195	(264,133)	73,563
Income tax	-	65,770	-	40,343

Net (loss) income	(968,842)	107,425	(264,133)	33,220
Foreign currency translation gain (loss)	85,328	5,891	(77,905)	21,322

Comprehensive income (loss)	$(883,514)	$113,316	$(342,038)	$54,542

Basic and diluted net income (loss) per share	$(0.03)	$-	$(0.01)	$-

Weighted average number of common shares outstanding - basic and diluted	29,390,000	24,990,000	29,390,000	24,990,000

The accompanying notes are an integral part of these consolidated financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(968,842)	$107,425
Adjustment to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	250,058	42,509
Provision for bad debt allowance-Advance to suppliers	160,098	122,385
Provision for bad debt allowance-Accounts receivable	624,588	39,032
(Increase) decrease in assets:
Accounts receivable	1,590,534	(8,948)
Other receivables	121,597	80,400
Advance to suppliers	(429,153)	(84,521)
Prepaid expenses	(37,211)	19,545
Inventory	141,950	(53,747)
Retentions receivable	(212,632)	(147,468)
Tax receivable	(1,191,009)	-
Other noncurrent assets	-	39,742
Long-term deposits	(319,313)	(270,870)
Increase (decrease) in current liabilities:
Accounts payable	(1,492,095)	(390,979)
Tax payable	-	(22,968)
Other payables	59,736	69,048
Unearned revenue	(909,231)	144,003

Net cash used in operating activities	(2,610,925)	(315,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(3,513,490)	(255,333)
Notes receivable	1,166,780	(509,840)
Increase in construction in progress	(1,050,549)	-
Purchase of property and equipment	(12,673)	(11,258)

Net cash used in investing activities	(3,409,932)	(776,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	6,956,017	1,758,190
Repayment of short-term loans	(1,528,795)	-
Proceeds from senior convertible promissory notes	3,600,000	-
Deferred offering cost	(50,000)	-
Deferred loan cost	(305,320)	-
Proceeds from notes payable	1,251,382	219,774
Due from shareholder	(15,288)	(8,331)
Due from related party	45,566	(83,752)
Due to shareholder	152,879	(146,516)
Due to related party	-	83,194
Dividends	-	(512,805)

Net cash provided by financing activities	10,106,441	1,309,754

Effect of exchange rate changes on cash and equivalents	95,388	5,230

INCREASE IN CASH AND EQUIVALENTS	4,180,972	223,141

CASH AND EQUIVALENTS, BEGINNING BALANCE	1,365,267	1,089,775

CASH AND EQUIVALENTS, ENDING BALANCE	$5,546,239	$1,312,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$109,923	$46,241
Income taxes paid	$136,259	$135,312

The accompanying notes are an integral part of these consolidated financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

FusionTech, Inc. (the “Company”) was incorporated under the name ZapNaps, Inc. on October 10, 2007, in the State of Nevada.

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

We carry out all operations through Dalian Heavy Mining Equipment Manufacturing Co., Ltd. (“Dalian”), a foreign joint venture company organized under the laws of the People’s Republic of China (“PRC”). Dalian was organized as a limited company in the PRC on December 18, 1992. On November 17, 2010, the Dalian Administration of Industry and Commerce, or the Dalian SAIC, issued an approval notice for a Sino-foreign joint venture business license for Dalian, indicating that capital injections by Wonderful Limited and Median Asset Investments Limited, British Virgin Islands companies, were approved registering the ownership of their respective 5% equity interests in Dalian. Dalian manufactures the Company’s clean coking and related products and developed the Company’s Steel Plate Fusion technology.

The Company entered into a Share Exchange Agreement and Plan of Reorganization on November 22, 2010, as amended as of March 11, 2011, or the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on November 22, 2010, the Company issued 24,990,000 shares of its common stock to the seven owners of Dalian for their agreement to enter into and consummate a series of transactions to transfer ownership of Dalian to the Company as a wholly foreign owned enterprise (“WFOE”). In addition, the owners of Dalian agreed to indemnify the Company in the event that they failed to transfer Dalian as a WFOE of the Company under relevant PRC law. Concurrently with the Share Exchange Agreement, and as a condition thereof, the Company entered into an agreement with David Lu, the Company’s former Chief Executive Officer and Director, pursuant to which he returned 80,000,000 shares of the Company’s common stock for cancellation. Mr. Lu will receive $80,000 from the Company for the cancellation of his common stock. Upon completion of the foregoing transactions, the Company had 29,390,000 shares of common stock issued and outstanding.

For accounting purposes, the Share Exchange Agreement and related transactions described above were treated as a reverse acquisition and recapitalization of the Company because, prior to the transactions, the Company was a non-operating public shell and, subsequent to the transactions, the shareholders of Dalian owned a majority of the outstanding common stock of the Company and exercised significant influence over the operating and financial policies of the consolidated entity. Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction. As of November 22, 2010, the Company was no longer in the development stage.

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

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

All of Dalian’s product lines – coke oven elevators, smoke transfer machines, coal cleaning machines, coke drums, coke drum carriers, wet quenching cars, coal freight cars, coke guide cars and coke pushers – constituted a single reportable segment in accordance with Accounting Standards Codification (“ASC”) Topic 280. Dalian currently operates exclusively in one business, the design and manufacture of customized and motorized equipment used in the coking and steelmaking process. Dalian manufactures all of its products by welding together large steel plates and integrating motors and electronic controls into its products. The components are then shipped to the job sites and subsequently field assembled. Our customers are some of the largest coking and steelmakers in China. Individual customers have purchased our entire suite of products in the past.  Currently, the Company has no customers outside of these two industries.  All of the Company’s products are sold by in-house sales and marketing personnel and are shipped via outsourced third party logistic firms. In addition, the design and manufacturing processes for each product makes use of the same pool of engineering and production workers.

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
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Restricted Cash

Restricted cash consists of amounts deposited by certain customers related to product warranties which are to be held by the Company until the warranty period expires in the amount of $0.55 million and $36,000 at June 30, 2011, and December 31, 2010 (audited), respectively; collateral of $0.50 million for bank issuing the notes payable; and a certificate deposit of $2.5 million for the collateral of a bank loan as of June 30, 2011. This collateral will be released upon repayment of the loan (see Note 7). An additional RMB 9 million is restricted as of August 17, 2011 (see Note 14).

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserve. Based on management’s analysis noted above and historical collection activity, the Company recorded bad debt allowances of $844,814 and $209,620 at June 30, 2011 and December 31, 2010 (audited), respectively.

Inventory

Inventory consists of raw materials, work in process and finished goods.  Inventory cost includes materials, labor and overhead and is stated at the lower of cost or market. The Company compares the cost of inventory with the market value and an allowance is provided to write down the inventory to its market value, if lower. Additionally, the Company determines cost of work in process and finished products using the specific identification method based on actual costs accumulated under a job-order cost system.

Advances to Suppliers

The Company makes advances to certain suppliers to purchase their material. The advances are interest free and unsecured. The Company recorded allowances on advances to suppliers of $161,817 and $118,607 at June 30, 2011, and December 31, 2010 (audited), respectively.

Notes Receivable

Notes receivable consists of bank notes received from customers as payment on their accounts receivable balances. The notes are guaranteed by a bank and bear no interest. The notes are generally due within six months from the date of issuance.

Retentions Receivable

The Company had retentions receivable from customers of $1,264,707 and $1,030,624 as of June 30, 2011, and December 31, 2010 (audited), respectively. The retention rates are generally 10% of the related sales price with terms of 12 to 18 months, but are due no later than the termination of the warranty period.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes, as of June 30, 2011, and December 31, 2010 (audited), there were no significant impairments of its long-lived assets.

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

For the six months ended June 30, 2011, three customers accounted for 50%, 19% and 13% of the Company’s sales. For the three months ended June 30, 2011, two customers accounted for 57% and 33% of the Company’s sales. For the six months ended June 30, 2010, three customers accounted for 47%, 37% and 11% of the Company’s sales. For the three months ended June 30, 2010, two customers accounted for 71% and 20% of the Company’s sales. At June 30, 2011, the total receivable from these customers was approximately $2,058,600.

Three vendors provided 24%, 12% and 11% of the Company’s purchases of raw materials for the six months ended June 30, 2011. One vendor provided 53% of the Company’s purchases of raw materials for the three months ended June 30, 2011. One vendor provided 11% of the Company’s purchase of raw materials for the six months ended June 30, 2010. No vendor provided more than 10% of the Company’s purchase of raw materials for the three months ended June 30, 2010. At June 30, 2011, the total payable due to those vendors was approximately $32,410.

Research and Development Costs

Research and development costs are expensed when incurred and are included in general and administrative expenses. The Company’s research and development costs were $122,346 and $119,271 for the six months ended June 30, 2011 and 2010, respectively. The Company’s research and development costs were $65,741 and $79,831 for the three months ended June 30, 2011 and 2010, respectively.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At June 30, 2011 and December 31, 2010 (audited), the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period.

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

Warranties

The Company offers a warranty to its customers on its products depending on the contract terms negotiated. Warranty terms are typically between 12 to 18 months. The Company records warranty costs as incurred, which are included in the Company's selling expenses. Warranty expenses are associated with parts, labor, and travel expenses associated with repairing products post sale and within the warranty period. The majority of the warranty costs are incurred within a short period of time after the final installation and acceptance of the Company’s products by its customers. The Company’s warranty costs were $70,228 and $37,740 for the six months ended June 30, 2011 and 2010, respectively. The Company’s warranty costs were $46,471 and $12,582 for the three months ended June 30, 2011 and 2010, respectively.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Unearned Revenue

Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Generally the sales contracts with customers provide that approximately 30% of the purchase price is due upon the placement of an order, 30% when the manufacturing process is substantially complete, and 30% upon customer acceptance of the product. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the Company’s warranty period, which is typically between 12 and 18 months from the acceptance date.

Recent Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to retained earnings beginning in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INVENTORY

At June 30, 2011 and December 31, 2010 (audited), inventory consisted of the following:

	2011	2010

Raw Materials	$333,412	$149,570
Work in Process	905,353	1,212,715
Finished goods	5,381	-

	$1,244,146	$1,362,285

NOTE 4 – PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010 (audited), property and equipment consisted of the following:

	Useful Life	2011	2010
Equipment	5 Years	$102,810	$91,173
Vehicles	5 Years	447,220	439,054
Office Equipment	5 years	202,367	195,857
		752,397	726,084
Less: Accumulated Depreciation		(316,896)	(249,065)

		$435,501	$477,019

The Depreciation expense for the six months ended June 30, 2011 and 2010 was $62,528 and $42,509, respectively.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

FusionTech is domiciled in the U.S. and is subject to U.S. income taxes. As of June 30, 2011, FusionTech had net operating losses of approximately $365,000, which may be available to reduce future years’ taxable income through 2031. Management believes the realization of benefits from these loss carryforwards are uncertain due to limited operations and continued losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Foreign pretax (loss) income was ($641,634) and $173,195 for the six months ended June 30, 2011, and 2010, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside the United States and net of available foreign tax credits. At June 30, 2011, approximately $540,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the U.S. federal income tax rate, taxes of approximately $48,600 would have to be provided if such earnings were remitted currently.

A reconciliation of income tax at the Federal statutory rate to the provision for income tax recorded in the financial statements for the six months ended June 30, 2011 and 2010 is as follows:

	2011	2010

Tax provision at statutory rate	(34)%	34%
Foreign tax rate difference	6%	(9)%
Valuation allowance	28%	-%
Non-deductible expenses	-%	13%
	-%	38%

A reconciliation of income tax at the Federal statutory rate to the provision for income tax recorded in the financial statements for the three months ended June 30, 2011 and 2010 is as follows:
	2011	2010

Tax provision at statutory rate	(34)%	34%
Foreign tax rate difference	(2)%	(9)%
Valuation allowance	36%	-%
Non-deductible expenses	-%	30%
	-%	55%

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 7 – SHORT-TERM LOANS

The Company was obligated for the following short-term loans as of June 30, 2011 and December 31, 2010:
	2011	2010
		(Audited)
Commercial bank in the PRC for RMB 11,000,000 entered into on January 19, 2011. The loan currently bears interest at 6.97% with maturity on January 19, 2012. The loan was personally guaranteed by shareholders of the Company.	$1,699,734	$-

Commercial bank in the PRC for RMB 14,500,000 entered into on June 21, 2011. The loan currently bears interest at 5.85% and matures on December 21, 2011. The loan was pledged with the Company’s certificate of deposit of $2.5 million held at the same bank and will be used for general working capital purpose. Based on the loan agreement, any single payment over RMB 10 million made from the loan proceeds is required to be made directly from the bank to the intended payee.	2,240.559	-

Commercial bank in the PRC for RMB 20,000,000 entered into on June 30, 2011. The loan currently bears interest at a floating rate of 120% of China’s benchmark interest rate and matures on June 29, 2012. Based on the loan agreement, any single payment over RMB 10 million made from the loan proceeds is required to be made directly from the bank to the intended payee. Seventy percent of the Company’s account receivable collections is required to be submitted to the bank to pay down this loan. The loan was guaranteed by Liaoning Guorong Bonding Company and the Company made $401,755 deposit to this bonding company; of which $92,000 was the prepaid charge for loan guarantee service and $310,000 was the security deposit, which will be refunded when the loan guarantee is terminated.
	3,090,423	-

Commercial bank in the PRC for RMB 10,000,000 entered into on January 12, 2010. The loan currently bears interest at 5.84% with maturity on January 11, 2011. The loan was paid in full when it matured.	-	1,517,000
	$7,030,719	$1,517,000

NOTE 8 - CONSTRUCTION IN PROGRESS

The Company had construction in progress of $1,496,475 and $426,708 at June 30, 2011 and December 31, 2010 (audited), respectively. The project is for a manufacturing facility located in Yingkou city. The total investment is about $10 million (RMB 65 million), the investment on the Phase I construction is approximately $5 million and will be completed by the end of 2011 in time to commence production.

NOTE 9 - LONG-TERM DEPOSITS

At June 30, 2011 and December 31, 2010 (audited), the Company had deposits of $1,403,927 and $1,061,445, mainly including a prepayment of land use right of $617,622, security deposit and prepayment of loan guarantee service of $401,755 for obtaining a bank loan, bid deposit of $338,194, and guarantee deposit of $46,356.

NOTE 10 - DUE TO SHAREHOLDER

On February 25, 2011, the Company borrowed $618,085 from the Company’s Chairman and Chief Executive Officer, payable with interest at 8% on July 31, 2011. The advance was fully paid when it was due.

FUSIONTECH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 11 - CONVERTIBLE NOTES PAYABLE

On March 8, 18 and 28, 2011, the Company sold Senior Convertible Promissory Notes for $3,600,000 under a private offering memorandum. The notes are due the earlier of: 180 days from the date of the note or 4 days from the filing of a registration statement for an initial public offering with the SEC, with interest at 8%, and convertible at the holder’s option into shares of common stock at an amount equal to the price per share of an initial public offering.

Interest expense on the convertible notes payable for the six months and three months ending June 30, 2011 was $83,400 and $72,000.

NOTE 12 – OTHER PAYABLES

At June 30, 2011, the Company had other payables of $890,691, which mainly included a third party advance to the Company of $726,250 (RMB 4,700,000) in November 2010 for working capital.  This is a non interest loan and it is due on demand. This payable was repaid in July 2011.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Dalian entered into non-cancelable leases for four buildings in Liaoning Province, China which include the Company’s office headquarters and three separate manufacturing facilities.  As of June 30, 2011, the leases expire on February 1, 2012, August 10, 2012, January 1, 2013 and October 31, 2013.  On February 1, 2011, Dalian renewed a lease for one year through January 31, 2012 with annual rent of $41,000. The Company recorded rent of $124,796 and $75,646 for the six months ended June 30, 2011, and 2010, respectively. The Company recorded rent of $52,592 and $28,003 for the three months ended June 30, 2011, and 2010, respectively.

As of June 30, 2011, future minimum lease payments under these leases by years are as follows:

2012	$240,281
2013	113,315
Total	$353,596

NOTE 14 – SUBSEQUENT EVENT

On August 17, 2011, certain equity investors have requested a return of their investment of approximately RMB 3.75 million. The matter is currently in arbitration and approximately RMB 9 million is restricted as of August 17, 2011. The Company and its PRC counsel believe the investors' claim is not in accordance with the PRC law.

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

We are currently constructing a Steel Plate Fusion processing facility adjacent to Minmetals Yingkou steel plate production facilities and expect Steel Plate Fusion to commence in December of 2011.  The total expenditure to construct this facility is projected to be $10 million.  The total expenditure required to complete Phase I of the construction will be approximately $5 million. We expect Phase I of the construction to be completed by the end of 2011 and will allow us to commence our Steel Plate Fusion services. As of June 30, 2011, we have spent a total of $1.5 million on construction of the facility. We expect to receive the land use rights for the 100 acres of land on which the facility is located in October of 2011.

We believe expanding our business to include Steel Plate Fusion services will positively impact our revenue and net income while creating a need for additional cash to finance our capital expenditures and working capital.  Our plans for expansion will progress according to our ability to obtain the necessary financing.  Once commence Steel Plate Fusion, we anticipate increases in working capital will be generated internally as we increase revenue from this new service.

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

For accounting purposes, the Share Exchange transaction was treated as a reverse acquisition and recapitalization of Dalian, because prior to the transaction the Company was a non-operating public shell, and subsequent to the transaction Dalian’s owners owned a majority of the outstanding common stock of the Company and exercise significant influence over the operating and financial policies of the consolidated entity. We have no other operations or businesses other than those acquired in the Dalian acquisition. As of November 22, 2010 the Company was no longer in the development stage.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 compared to the Six months Ended June 30, 2010

			Increase	Increase
	2011	2010	(Decrease)	(Decrease)

Net revenue	$3,458,427	$3,462,979	$(4,552)	-%
Cost of goods sold	2,810,996	2,548,690	262,306	10%
Gross Profit	647,431	914,289	(266,858)	(29)%
Operating expenses
Selling	168,137	123,864	44,273	36%
Research and development	122,346	119,271	3,076	3%
General and administrative	1,024,431	452,535	571,895	126%
Total operating expenses	1,314,914	695,670	619,244	89%
(Loss) income from operations	(667,483)	218,619	(886,102)	(405)%
Non-operating income (expenses)
Other income (expense), net	54,174	(3,316)	57,490	(1734)%
Interest (expense) income, net	(168,003)	(42,108)	(125,895)	299%
Amortization of prepaid financing costs	(187,530)	-	(187,530)
Total non-operating (expenses) income	(301,359)	(45,424)	(255,935)	563%
(Loss) income before provision for tax	(968,842)	173,195	(1,142,037)	(659)%
Provision for tax	-	65,770	(65,770)	(100)%
Net (loss) income	$(968,842)	$107,425	$(1,076,267)	(1,002)%

NET REVENUE

Net revenue for the six months ended June 30, 2011 and 2010 was $3.46 million.

COST OF GOODS SOLD

Cost of goods sold for the six months ended June 30, 2011, increased to $2.81 million from $2.55 million for the six months ended June 30, 2010. Cost of goods sold includes material costs which are primarily steel, labor costs and related overhead. The increased cost of goods sold was due to increased raw material and overhead expenses during the six months ended June 30, 2011, which were a direct result of overall high inflation in China. Cost of goods sold as a percentage of net sales for the six months ended June 30, 201, was 81% compared to 74% for the same period of 2010.

GROSS PROFIT

Gross profit for the six months ended June 30, 2011, decreased to $0.65 million from $0.91 million for the six months ended June 30, 2010. Gross profit margin decreased to 19% for the six months ended June 30, 2011, from 26% for the same period of 2010 due to increased steel prices.

TOTAL OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2011, increased to $1.31 million from $0.70 million for the six months ended June 30, 2010. Operating expenses consist of selling, general and administrative expenses. The increase in operating expenses resulted from the increased bad debt allowances for account receivables, advance to suppliers of $665,000 and the general expansion of our business, including the expansion of our sales team, increased salaries, employee welfare and depreciation expenses. Legal, audit and consulting expenses also increased in 2011 as a result of our becoming a U.S. publicly listed company in 2010. Operating expenses as a percentage of net sales for the six months ended June 30, 2011, was 38% compared to 20% for the same period of 2010. This increase was the result of the reasons explained above.

NON-OPERATING INCOME (EXPENSES)

Non-operating expenses for the six months ended June 30, 2011, increased to $0.30 million from $0.04 million for the six months ended June 30, 2010, an increase of $0.26 million or 563%. The increase in non-operating expenses resulted primarily from increased interest expense of $0.13 million, and amortization of prepaid financing costs of $0.19 million due to the issuance of $3.6 million senior convertible promissory notes.

NET (LOSS) INCOME

Net loss for the six months ended June 30, 2011, was $0.97 million compared to net income of $0.17 million of 2010 period. Net loss as a percentage of net sales for the six months ended June 30, 2011, was 28% compared to net income of 3% for the same period of 2010. The decrease in net income was attributable to our increased cost of goods sold and operating expenses compared to the same period of 2010 as well as increased interest expense and amortization of prepaid financing costs from the senior convertible notes which bear interest at 8%.

Three Months Ended June 30, 2011 compared to the Three months Ended June 30, 2010

			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Net revenue	$1,920,018	$2,277,111	$(357,093)	(16)%
Cost of goods sold	1,549,705	1,831,054	(281,349)	(15)%
Gross Profit	370,313	446,057	(75,744)	(17)%
Operating expenses
Selling	103,534	56,900	46,634	82%
Research and development	65,741	79,831	(14,089)	(18)%
General and administrative	254,787	202,777	52,009	26%
Total operating expenses	424,062	339,508	84,554	25%
(Loss) income from operations	(53,749)	106,549	(160,298)	(150)%
Non-operating income (expenses)
Other income (expense), net	56,519	(3,316)	59,835	(1804)%
Interest (expense) income, net	(101,989)	(29,670)	(72,319)	244%
Amortization of prepaid financing costs	(164,914)	-	(164,914)	-%
Total non-operating (expenses) income	(210,384)	(32,986)	(177,398)	538%
(Loss) income before income tax	(264,133)	73,563	(337,696)	(459)%
Income tax	-	40,343	(40,343)	(100)%
Net (loss) income	$(264,133)	$33,220	$(297,353)	(895)%

NET REVENUE

Net revenue for the three months ended June 30, 2011, was $1.92 million a decrease of $0.36 million or 16% from $2.28 million of the same period of 2010.

COST OF GOODS SOLD

Cost of goods sold for the three months ended June 30, 2011, decreased $0.28 million or 15% to $1.55 million from $1.83 million for the three months ended June 30, 2010. Cost of goods sold includes material costs which are primarily steel, labor costs and related overhead. The decrease in cost of goods sold was due to decreased sales during the three months ended June 30, 2011. Cost of goods sold as a percentage of net sales for the three months ended June 30, 2011, was 81% compared to 80% for the same period of 2010, a slight increase which resulted from overall price increases in China.

GROSS PROFIT

Gross profit for the three months ended June 30, 2011, decreased to $0.37 million from $0.45 million for the three months ended June 30, 2010, due to decreased sales. Gross profit margin decreased to 19% for the three months ended June 30, 2011, from 20% for the same period of 2010.

TOTAL OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2011, increased to $0.42 million from $0.34 million for the three months ended June 30, 2010. Operating expenses consist of selling, general and administrative expenses. The increase in operating expenses resulted from the general expansion of our business, including the expansion of our sales team, increased salries, employee welfare and depreciation expenses. Legal, audit and consulting expenses increased in 2011 as a result of our becoming a U.S. publicly listed company in 2010. Operating expenses as a percentage of net sales for the three months ended June 30, 2011, was 22% compared to 15% for the same period of 2010.

NON-OPERATING INCOME (EXPENSES)

Non-operating expenses for the three months ended June 30, 2011, increased to $0.21 million from $0.03 million for the three months ended June 30, 2010, an increase of $0.17 million or 538%. The increase in non-operating expense mainly resulted from increased interest expense of $0.07 million, and amortization of prepaid financing costs of $0.16 million due to the issuance of $3.6 million senior convertible promissory notes.

NET (LOSS) INCOME

Net loss for the three months ended June 30, 2011, was $0.26 million compared to net income of $33,220 for the 2010 period. Net loss as a percentage of net sales for the three months ended June 30, 2011, was 14% compared to net income of 1% for the same period of 2010. The decrease in net income was attributable to our decreased sales and increased operating expenses and non-operating expenses compared to the same period of 2010 as well as increased interest expense and amortization of prepaid financing costs from the senior convertible promissory notes which bear interest at 8%.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

Operations and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of June 30, 2011, we had cash and equivalents of $5,546,239, other current assets of $10,682,340 and current liabilities of $17,413,591. Working capital was $(1,185,012) at June 30, 2011. The ratio of current assets to current liabilities was 0.93-to-1 as of June 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$(2,610,925)	$(315,412)
Investing activities	(3,409,932)	(776,431)
Financing activities	10,106,441	1,309,754

Net cash used in operating activities was $2.61 million in the six months ended June 30, 2011, compared to $0.32 million in the same period of 2010. The increase in net cash used in operating activities during the six months ended June 30, 2011, was due mainly to increased net loss, tax receivable outstanding, payment for long-term deposits, advances to suppliers and decreased account payable outstanding and unearned revenue, despite decreased account receivables outstanding.

Net cash used in investing activities was $3,409,932 during the six months ended June 30, 2011, compared to net cash used in investing activities of $776,431 during the same period of 2010. The cash used in investing activities in the six months ended June 30, 2011, was for construction in progress of $1.05 million, increase of restricted cash of $3.51 million, mainly consisting of a certificate of deposit of $2.5 million as collateral for a bank loan, and $1.01 million for product warranties and collateral for bank issuing the notes payable, offset by decreased note receivable outstanding of $1.16 million. In the 2010 period, the restricted cash increased $0.26 million and note receivables increased $0.51 million.  The Company is currently building a facility located in Yingkou city, for its Steel Plate Fusion operations, which will require a total investment of approximately $10 million (RMB 65 million). Phase I construction will require approximately $5 million, and will be completed by the end of 2011 in time to commence Steel Plate Fusion production. The Company had paid $1.6 million and is committed to pay an additional $3.4 million to complete the Phase I construction.

Net cash provided by financing activities was $10.11 million for the six months ended June 30, 2011, compared to net cash provided by financing activities of $1.31 million in the same period of 2010. The increase in cash inflow for 2011 consisted of $7.03 million of proceeds from short-term loans, $1.52 million repayment on previous loan, $3.6 million of proceeds from senior notes, and $1.25 million from note payable. In the 2010 period, we borrowed $1.76 million from a bank and $0.22 million from note payable, paid $0.51 million of dividends and repaid $0.15 million due from related party.

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

Contractual Obligations

Our significant contractual obligations as of June 30, 2011 are as follows:

	Payments Due by Period
	Less than	One to	Three to
	One Year	Three Years	Five Years	Total
Short-term notes	$1,482,712	$-	$-	$1,482,712

Short-term loans	7,030,719	-	-	7,030,719
Senior convertible
Promissory notes	3,600,000	-	-	3,600,000

Factory and office leases	240,281	113,315	-	353,596

Total	$12,353,712	$113,315	$-	$12,467,027

On January 19, 2011, Dalian entered into a credit facility with Shanghai Pudong Development Bank through which Dalian can borrow up to $3.34 million for working capital needs from time to time until February 1, 2012. Any loan received through the credit facility will bear interest, adjustable quarterly, at a floating rate of 120% of China’s benchmark interest rate, which was 5.8% as of January 28, 2011. At June 30, 2011, Dalian drew down $1.7 million under the credit facility and the interest rate is 6.97% currently. Lixin Wang, Chairman and Chief Executive Officer, and named beneficial owner of the Company’s common stock, and his wife, Peili Wang, also a named beneficial owner of the Company’s common stock, personally guaranteed the draw down.

The Company borrowed from a commercial bank in the PRC RMB 14,500,000 ($2.24 million on June 21, 2011. The loan currently bears interest at 5.85% and matures on December 21, 2011.  The loan was pledged with the Company’s certificate of deposit of $2.5 million held at the same bank; and will be used for general working capital purposes.  Based on the loan agreement, any single payment over RMB 10 million made from the loan proceeds is required to be made directly from the bank to the intended payee.

The Company borrowed from a commercial bank in the PRC RMB 20,000,000 on June 30, 2011, for working capital needs. The loan currently bears interest at a floating rate of 120% of China’s benchmark interest rate, and matures on June 29, 2012. Based on the agreement, any single payment over RMB 10 million made from the loan proceeds is required to be made directly from the bank to the intended payee.  Seventy percent of the Company’s account receivable collections is required to be submitted to the bank to pay down this loan. The loan was guaranteed by Liaoning Guorong Bonding Company and the Company made $401,755 deposit to this bonding company, of which, $92,000 was the prepaid charge for the loan guarantee service and $310,000 was the security deposit which will be refund when the loan guarantee is terminated.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 17, 2011, we received a notice from the Beijing Arbitration Commission (BAC), that initial foreign investors in the Company filed an arbitration claim against us, seeking the repayment of approximately RMB 3.7 million that was injected into Dalian on November 17, 2010, in exchange for the return of their shares. The arbitration hearing is scheduled for October 5, 2011. The Company believes this claim is without merit, and has retained PRC counsel and intends to defend itself fully.

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. We are currently not aware of any such legal proceedings or claims, other than those set forth above, that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

FUSIONTECH, INC.
(Registrant)

Date: August 22, 2011	By:	/s/ Lixin Wang
Lixin Wang Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

† Filed herewith
‡ Furnished herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.